Form 10-Q
period 1996-06-30
MEDIC COMPUTER SYSTEMS INC
filed 1996-08-14
CIK 885378

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period _______________  to __________________

         Commission file number     0-20183

                  Medic Computer Systems, Inc.
                  (Exact name of registrant as specified in its charter)


           North Carolina                                       56-1306083
 (State or other jurisdiction of incorporation        (I.R.S. Employer Identification Number)
           or  organization)


                8601 Six Forks Road, Suite 300, Raleigh, NC 27615
               (Address of principal executive offices, zip code)

                                 (919) 847-8102
              (Registrant's telephone number, including area code)

                                       N/A
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes      X        No____________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class              Number Outstanding                   Date
         -----              ------------------                   ----
     Common Stock              24,348,545                    August 8, 1996
     $.01 par value

                          MEDIC COMPUTER SYSTEMS, INC.


                               INDEX TO FORM 10-Q



                                                                                        Pages
Part I.           FINANCIAL INFORMATION

Item 1.         Financial Statements:

                Balance Sheets as of December 31, 1995 and                              3
                June 30, 1996

                Statements of Operations for the three months and six months ended      4
                June 30, 1995 and 1996

                Statements of Cash Flows for the six months
                ended June 30, 1995 and 1996                                            5

                Notes to Financial Statements                                           6 - 8


Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                     9 - 15



Part II.        OTHER  INFORMATION.

Item 6.         Exhibits and Reports on Form 8-K                                        16


                SIGNATURES                                                              17


                EXHIBIT INDEX                                                           18



                          MEDIC COMPUTER SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                             JUNE 30,         DECEMBER 31,
                                                                                               1996               1995
                                                                                               ----               ----
                                                                                           (UNAUDITED)       (UNAUDITED AND
                                                                                                               RESTATED)

ASSETS
Current assets:
  Cash and cash equivalents                                                                        $32,993            $38,935
  Short-term investments                                                                            16,672             11,461
  Accounts receivable, trade, net                                                                   44,898             41,189
  Inventories and maintenance parts                                                                 11,994             12,294
  Prepaid expenses                                                                                   6,575              6,190
  Other current assets                                                                               1,372              1,237
  Deferred income tax benefit                                                                        2,255              2,515
- ------------------------------------------------------------------------------------------------------------------------------
     TOTAL CURRENT ASSETS                                                                          116,759            113,821

Property and equipment, at cost, net                                                                 8,185              7,075
Intangible assets, at cost, net                                                                     19,622             20,445
Other assets                                                                                            99                122
- ------------------------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                                                 $144,665           $141,463
- ------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term note                                                                 $1,475             $2,677
  Accounts payable, trade                                                                            5,520              7,336

  Customer deposits and deferred maintenance revenue                                                 9,573             13,396
  Income taxes payable                                                                                   0              1,676
  Accrued expenses:
     Commissions                                                                                     1,660              1,604
     Compensation and related items                                                                  5,985              3,963
     Other                                                                                           2,746              3,075
- ------------------------------------------------------------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES                                                                      26,959             33,727

Long-term note, less current portion                                                                 2,192              3,127
Other long-term liabilities                                                                            134                172
- ------------------------------------------------------------------------------------------------------------------------------

Shareholders' equity:
Common Stock, $.01 par value; 40,000,000 shares authorized; 24,336,008
  and 24,210,264 shares issued and outstanding in 1996 and 1995, respectively                          243                242
Additional paid-in capital                                                                          69,960             68,628
Retained earnings                                                                                   45,177             35,567
- ------------------------------------------------------------------------------------------------------------------------------
                                                                                                   115,380            104,437
- ------------------------------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                      $144,665           $141,463
- ------------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the financial statements

                          MEDIC COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



                                                         -------------------------------    -------------------------------
                                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                         -------------------------------    -------------------------------
                                                            JUNE 30,        JUNE 30,           JUNE 30,        JUNE 30,
                                                              1996            1995               1996            1995

NET REVENUES:
Systems                                                          $20,325        $18,148             $41,488        $34,845
Maintenance, forms and other services                             24,259         18,116              46,470         34,658
                                                         ------------------------------------------------------------------
  TOTAL NET REVENUES                                              44,584         36,264              87,958         69,503
- ---------------------------------------------------------------------------------------------------------------------------

COST OF REVENUES:
Systems                                                           11,887         11,135              24,888         21,880
Maintenance, forms and other services                             14,679         10,445              27,841         19,753
                                                         ------------------------------------------------------------------
  TOTAL COST OF REVENUES                                          26,566         21,580              52,729         41,633
- ---------------------------------------------------------------------------------------------------------------------------
                                                         ------------------------------------------------------------------
    GROSS MARGIN                                                  18,018         14,684              35,229         27,870
- ---------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
Sales and marketing                                                4,274          3,581               8,397          6,748
General and administrative                                         2,580          1,922               4,862          3,665
Amortization of intangible assets                                    447            757                 892          1,512
Research and development                                           2,370          1,968               4,793          3,686
- ---------------------------------------------------------------------------------------------------------------------------
  TOTAL OPERATING EXPENSES                                         9,671          8,228              18,944         15,611
- ---------------------------------------------------------------------------------------------------------------------------
                                                         ------------------------------------------------------------------
    INCOME FROM OPERATIONS                                         8,347          6,456              16,285         12,259
- ---------------------------------------------------------------------------------------------------------------------------

OTHER INCOME:
Interest income                                                    (574)          (478)             (1,118)          (706)
- ---------------------------------------------------------------------------------------------------------------------------

    INCOME BEFORE INCOME TAXES                                     8,921          6,934              17,403         12,965
- ---------------------------------------------------------------------------------------------------------------------------
PROVISION FOR INCOME TAXES                                         3,229          2,354               6,320          4,591
- ---------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                        $5,692         $4,580             $11,083         $8,374
- ---------------------------------------------------------------------------------------------------------------------------

PRO FORMA DATA:
  INCOME BEFORE PRO FORMA INCOME
     TAX PROVISION                                                $5,692         $4,580             $11,083         $8,374
  PRO FORMA INCOME TAX EXPENSE FOR THE PERIODS
     PRIOR TO MAY 31, 1996 FOR COMPUSYSTEMS                          232            301                 489            557
- ---------------------------------------------------------------------------------------------------------------------------
PRO FORMA NET INCOME                                              $5,460         $4,279             $10,594         $7,817
- ---------------------------------------------------------------------------------------------------------------------------

PRO FORMA EARNINGS PER SHARE:
     Net income per share                                          $0.22          $0.18               $0.43          $0.33
- ---------------------------------------------------------------------------------------------------------------------------

Weighted average common
  shares and equivalents used in
  computing net income per share                              24,814,430     24,084,248          24,786,156     23,387,158
- ---------------------------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of the financial statements.

                          MEDIC COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                      SIX MONTHS ENDED        SIX MONTHS ENDED
                                                                       JUNE 30, 1996            JUNE 30, 1995
                                                                       -------------            -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $11,083                  $8,374
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
   PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Depreciation and amortization of property and equipment                              1,072                     652
Amortization of intangibles                                                            892                   1,512
Deferred income taxes                                                                  260                       0
Accounts receivable, trade (net)                                                   (3,709)                 (9,311)
Inventories and maintenance parts                                                      300                 (2,026)
Prepaid expenses                                                                     (385)                   (278)
Other                                                                                  (7)                    (95)
Accounts payable, trade                                                            (1,816)                   (934)
Customer deposits and deferred maintenance revenue                                 (3,823)                     980
Income taxes payable                                                               (1,777)                   (466)
Accrued expenses                                                                     1,749                   1,621
Payments on long-term note payable to vendor                                         (903)                       0
Other long-term liabilities                                                           (38)                    (33)
- -------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                  2,898                     (4)
- -------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments                                               (14,929)                   (817)
Proceeds from the sale of short-term investments                                     9,718                   1,500
Payments for purchases of property and equipment                                   (2,182)                 (1,947)
Payments for acquisitions made, net of cash acquired                                  (70)                     (5)
- -------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                              (7,463)                 (1,269)
- -------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                               289                  35,578
  Distributions to CompuSystems' shareholders                                      (1,475)                 (1,211)
  Payment on long-term note                                                        (1,234)                    (38)
  Tax benefits from stock options exercised                                          1,043                   1,237
- -------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                 (1,377)                 35,566
- -------------------------------------------------------------------------------------------------------------------
   Net change in cash and cash equivalents                                         (5,942)                  34,293
CASH AND CASH EQUIVALENTS:
   Beginning of period                                                              38,935                  16,644
- -------------------------------------------------------------------------------------------------------------------
   End of period                                                                   $32,993                 $50,937
- -------------------------------------------------------------------------------------------------------------------
CASH PAID FOR INTEREST AND INCOME TAXES WAS AS FOLLOWS:
   Interest                                                                            $43                     $52
- -------------------------------------------------------------------------------------------------------------------
   Income taxes                                                                     $6,351                  $3,899
- -------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the financial statements.

                          MEDIC COMPUTER SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

The financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1996 and for all periods presented have been made. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, but the Company believes that the disclosures made are adequate to make the information presented not misleading. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Results for interim periods are not necessarily indicative of the results for any other interim period or for the full fiscal year.

On June 10, 1996, the Company declared a two-for-one stock split of the Company's Common Stock effective June 24, 1996, pursuant to which each shareholder of record received one additional share of Common Stock for each share held as of that date. The financial statements have been restated to reflect the effect of the split.

2.       BUSINESS COMBINATIONS

On May 31, 1996, the Company acquired all of the outstanding stock of CompuSystems, Inc. ("CompuSystems"), a privately held company based in Columbia, South Carolina, through an exchange of stock in a merger transaction. Medic issued 718,886 shares of its common stock to the shareholders of CompuSystems in the merger. The transaction was accounted for as a pooling of interests, and accordingly, the Company's financial statements for the periods prior to the merger have been restated to include the results of CompuSystems for all periods presented. Details of the results of operations of the previously separate companies before the acquisition are as follows:


                                    Jan 1 - May 31, 1996                         Jan 1 - June 30, 1995
                            Medic          CompuSystems         Total       Medic        CompuSystems       Total

Revenue                    $63,181            $ 4,085         $67,266     $64,985           $ 4,518        $69,503
Net Income                 $ 5,660            $ 1,167         $ 6,827     $ 6,980           $ 1,394        $ 8,374
Pro Forma Income
  Tax Expense                                 $   489         $   489                       $   557        $   557
Pro Forma
  Net Income               $ 5,660            $   678         $ 6,338     $ 6,980           $   837        $ 7,817


3.       INVENTORIES AND MAINTENANCE PARTS

Ending inventories consist of the following (in thousands):

                                                                        June 30,           December 31,
                                                                          1996                  1995
                                                                      (unaudited)         (unaudited and
                                                                                             restated)

         New and used computer hardware and parts                       $ 10,481             $ 10,865
         Inventory shipped to customers for which
              revenue recognition criteria has not been met                1,147                1,007
         Forms, FastBill and FastClaim                                       366                  422
                                                                         -------              -------
                                                                         $11,994              $12,294
                                                                         =======              =======


4.       INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):


                                        Amortization                              June 30,           December 31,
                                           Method         Estimated Lives           1996                 1995
                                                                                 (unaudited)        (unaudited and
                                                                                                       restated)
Excess of purchase price over net
assets acquired and
other intangible assets               Straight-line       15 years                $   25,844            $  25,769
Noncompetition agreement              Straight-line        5 years                       374                  374
                                                                                    --------             --------
                                                                                      26,218               26,143
Less accumulated amortization                                                          6,596                5,698
                                                                                      ------             --------
                                                                                  $   19,622            $  20,445
                                                                                  ==========            =========


5.                INCOME TAXES

The tax provisions for the six months ended June 30, 1996 and 1995, differ from the statutory U.S. federal income tax rate primarily due to state income taxes, nondeductible amortization of intangibles offset by tax-free interest income, and the tax status of CompuSystems. Reconciliation between the "expected" income tax expense (benefit) rate based on the statutory U.S. federal income tax rate and the actual effective rate of the expense:


                                                              Six months ended June 30,
                                                              1996                  1995

         Statutory U.S. federal rate                           35.0%                  35.0%
         State income taxes, net of  federal income
         tax benefit                                            4.8                    4.8
         Taxes on CompuSystems, an
         S-Corporation prior to May 31, 1996, paid
         by former shareholders                                (2.8)                   (4.3)
         R & D tax credits                                     ( .5)                   ( .7)
         Amortization of intangibles and
         other permanent differences                            (.2)                     .6
                                                               ----                  ------
                                                               36.3%                   35.4%
                                                               ====                    ====


Deferred income taxes result from temporary differences in the recognition of income and expense items for income tax and financial statement purposes. The components of the deferred tax asset as of June 30, 1996 are as follows:

                                                                       June 30,
                                                                         1996
         Deferred revenue                                            $   1,519
         Inventory reserves and/or writedowns                              297
         Allowance for bad debts and sales returns and credits             427
         Accrued bonuses and vacation                                      413
         Accrued pension and profit sharing plan                          (425)
         Other                                                              24
                                                                     ----------
                                                                     $   2,255




6.       RELATED PARTY TRANSACTIONS

In June 1996, the Company entered into a software license agreement, valued at $2,026,000, with a customer that shares common members of the Board of Directors with the Company and in which several senior members of management are minority shareholders. The terms of this agreement were based on prevailing market pricing and consistent with other transactions of equal magnitude with unrelated parties. As of June 30, 1996, the Company had receivables outstanding in the amount of $2,026,000 related to this agreement.

                                     ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

On June 10, 1996, the Company declared a two-for-one stock split of the Company's Common Stock effective June 24, 1996, pursuant to which each shareholder of record received one additional share of Common Stock for each share held as of that date. This is the Company's first stock split since it became publicly held in 1992 and increased the number of shares outstanding to approximately 24.3 million. The discussion of operations that follows is based on the restated balances of shares outstanding given the effect of the split.

On May 31, 1996, the Company acquired all of the outstanding stock of CompuSystems, Inc. ("CompuSystems"), a privately held company based in Columbia, South Carolina, through an exchange of stock in a merger transaction. Medic issued 718,886 shares of its common stock to the shareholders of CompuSystems in the merger. The transaction was accounted for as a pooling of interests, and accordingly, the Company's financial statements for the periods prior to the merger have been restated to include the results of CompuSystems for all periods presented. The discussion of results of operations that follows is based on the combined operations of the Company and CompuSystems with respect to all periods presented.

On September 29, 1995, the Company acquired Compudata Professional Systems, Ltd. ("Compudata"), located in Marietta, Georgia for approximately $2 million in cash. The transaction was accounted for as a purchase and, accordingly, the results of operations of CompuData are included in the Company's financial statements from September 29, 1995.

On August 31, 1995, the Company acquired National Medical Systems, Inc. ("National Medical"), located in Westboro, Massachusetts through an exchange of stock in a merger transaction valued at approximately $5 million. The transaction was accounted for as a pooling of interests, but was not material to the Company's results of operations and financial position. Accordingly, the results of operations of National Medical are included in the Company's financial statements from August 31, 1995.

On August 28, 1995, the Company acquired the assets of Script Systems, Inc. ("Script") from Infomed Holdings, Inc. with headquarters in Princeton, New Jersey, for approximately $3 million in cash and the assumption of certain liabilities. The transaction was accounted for as a purchase and, accordingly, the results of operations of Script are included in the Company's financial statements from August 31, 1995.

The Company's revenues and operating results can vary significantly from quarter to quarter as a result of a number of factors, including the volume and timing of systems sales and installations, and product deliveries from the Company's vendors. The timing of such revenues from systems sales is difficult to forecast because the Company's sales cycle can vary depending upon factors such as the size of the transaction and the general economic conditions. Given that a significant percentage of the Company's expenses are relatively fixed, a variation in the timing of systems sales can cause significant variations in operating results from quarter to quarter. The Company's future operating results may fluctuate as a result of these and other factors, such as customer purchasing patterns, and the timing of new product and service introductions and product upgrade releases.


THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE  30, 1995

TOTAL NET REVENUES

Total net revenues increased by 22.9% from $36,264,000 during the three months ended June 30, 1995, to $44,584,000 during the three months ended June 30, 1996. Systems sales increased by 12.0% from $18,148,000 during the three months ended June 30, 1995, to $20,325,000 during the three months ended June 30, 1996. Systems sales to new customers increased by 26.8% from $9,714,000 during the three months ended June 30, 1995 to $12,319,000 during the three months ended June 30, 1996, and systems sales to existing customers for upgrades and add-ons decreased 5.1% from $8,434,000 in 1995 to $8,006,000 in 1996. The Company believes that because the general market for personal computers, networking hardware and peripheral equipment has been subject to increasingly competitive pricing, certain customers have elected to purchase these types of equipment from other sources. The Company believes that it still maintains and grows a strong add-on sales presence in the marketplace and focuses on providing strong after-sales support and higher value-added products to its customer base.

The systems sales backlog increased by 33.5% from $24,856,000 at June 30, 1995, to $33,182,000 at June 30, 1996, reflecting an increase in orders secured during both of the first two quarters of 1996 compared to the first two quarters of 1995. The increase in backlog relative to the increase in systems sales revenues also reflects the longer installation process for large systems installations. Systems sales during a quarter as a percentage of systems sales backlog as of the end of the preceding quarter can fluctuate materially, and the Company believes that the backlog may not be indicative of future results for the following quarter or for any particular period.

Net revenues from maintenance, forms and other services revenues increased by 33.9% from $18,116,000 for the three months ended June 30, 1995, to $24,259,000 for the three months ended June 30, 1996. This increase was primarily the result of increases in hardware and software maintenance revenues of $2,689,000 and other increases in FastBillSM revenue of $2,598,000 and in FastClaim(R) revenue of $771,000.

COST OF REVENUES

Cost of systems sales increased by 6.8% from $11,135,000 for the three months ended June 30, 1995, to $11,887,000 for the three months ended June 30, 1996, due primarily to increased systems sales. Cost of systems sales decreased as a percentage of related revenues from 61.4% for the three months ended June 30, 1995, to 58.5% for the three months ended June 30, 1996, due primarily to more favorable margins on systems sales to new customers resulting from a higher percentage of software products and professional services delivered with the new system contracts, primarily sales of the +Medic Vision system.

Cost of maintenance, forms and other services revenues increased by 40.5% from $10,445,000 for the three months ended June 30, 1995, to $14,679,000 for the three months ended June 30, 1996, due primarily to increased related revenues. Cost of maintenance, forms and other services revenues increased as a percentage of related revenues from 57.7% for the three months ended June 30, 1995, to 60.5% for the three months ended June 30, 1996, due primarily to the increase in FastBill sales as a percentage of maintenance, forms and other services revenues. FastBill has a relatively lower margin as compared to the gross margins on maintenance and FastClaim revenues.

Primarily as a result of the factors described above, the total cost of net revenues remained relatively constant as a percentage of total net revenues at 59.5% for the three months ended June 30, 1995, compared to 59.6% for the three months ended June 30, 1996.

SALES AND MARKETING EXPENSES

Sales and marketing expenses increased by 19.4% from $3,581,000 for the three months ended June 30, 1995, to $4,274,000 for the three months ended June 30, 1996, due to increased systems sales. Sales and marketing expenses decreased as a percentage of net revenues from 9.9% for the three months ended June 30, 1995, to 9.6% for the three months ended June 30, 1996, due primarily to increased systems sales per salesperson and lower systems sales as a percentage of total net revenues in 1996. Sales and marketing expenses for maintenance, forms and other services revenue, which are increasing as a percentage of total net revenues, are relatively lower than sales and marketing expenses for systems sales.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by 34.2% from $1,922,000 for the three months ended June 30, 1995, to $2,580,000 for the three months ended June 30, 1996, due primarily to the overall company growth and to non-recurring merger related expenses of $243,000 expensed in the quarter in connection with the acquisition of CompuSystems. General and administrative expenses increased as a percentage of net revenues from 5.3% for the three months ended June 30, 1995, to 5.8% for the three months ended June 30, 1996, due primarily to the merger expenses.

RESEARCH AND DEVELOPMENT

Research and development expenses increased by 20.4% from $1,968,000 for the three months ended June 30, 1995, to $2,370,000 for the three months ended June 30, 1996, due primarily to staff additions. Research and development expenses remained relatively constant as a percentage of net revenues at 5.4% for the three months ended June 30, 1995, compared to 5.3% for the three months ended June 30, 1996. The Company maintains a high level of investment into research and development activities primarily directed to increased investments in developing new clinical products and enhancements to its practice management systems. The Company has not capitalized any research and development costs under Statement of Financial Accounting Standards No. 86 because the amounts that would be subject to capitalization have not been material.

AMORTIZATION

Amortization of intangible assets decreased by 41.0% from $757,000 for the three months ended June 30, 1995, to $447,000 for the three months ended June 30, 1996, due primarily to a reduction in goodwill resulting from the November 1995 expiration of a non-competition agreement with Medic's former parent company.

INCOME FROM OPERATIONS

Income from operations increased by 29.3% from $6,456,000 for the three months ended June 30, 1995, to $8,347,000 for the three months ended June 30, 1996, due to the increase in gross margin of $3,334,000 partially offset by increased operating expenses of $1,443,000. Income from operations increased as a percentage of net revenues from 17.8% for the three months ended June 30, 1995, to 18.7 % for the three months ended June 30, 1996, due primarily to lower operating expenses as a percentage of net revenues as described above.

OTHER INCOME

Net interest income increased from $478,000 for the three months ended June 30, 1995, to $574,000 for the three months ended June 30, 1996, due primarily to increased invested cash resulting from net proceeds from the secondary stock offering completed in April 1995.

COMBINED ACTUAL AND PRO FORMA PROVISION FOR INCOME TAXES

The Company's combined actual and pro forma provision for income taxes in absolute terms increased by 30.4% from $2,655,000, or 38.3% of pretax income, for the three months ended June 30, 1995, to $3,461,000, or 38.8% of pretax income, for the three months ended June 30, 1996, due primarily to increased pretax income. The increase in the combined actual and pro forma income taxes as a percentage of pretax income was due primarily to the reduction in benefit from the research and experimentation tax credits previously available. The combined actual and pro forma tax provisions differ from the U.S. statutory federal income tax rate due primarily to state income taxes, nondeductible amortization of intangible assets and tax-free interest income.


SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

TOTAL NET REVENUES

Total net revenues increased by 26.6% from $69,503,000 during the six months ended June 30, 1995, to $87,958,000 during the six months ended June 30, 1996. Systems sales increased by 19.1% from $34,845,000 during the six months ended June 30, 1995, to $41,488,000 during the six months ended June 30, 1996. Systems sales to new customers increased by 31.3% from $19,179,000 during the six months ended June 30, 1995 to $25,175,000 during the six months ended June 30, 1996, and systems sales to existing customers for upgrades and add-ons increased by 4.1% from $15,666,000 in 1995 to $16,313,000 in 1996. The Company believes that because the general market for personal computers, networking hardware and peripheral equipment has been subject to increasingly competitive pricing, certain customers have elected to purchase these types of equipment from other sources. The Company believes that it still maintains and grows a strong add-on sales presence in the marketplace and focuses on providing strong after-sales support and higher value-added products to its customer base.

Net revenues from maintenance, forms and other services revenues increased by 34.1% from $34,658,000 for the six months ended June 30, 1995, to $46,470,000 for the six months ended June 30, 1996. This increase was primarily the result of increases in hardware and software maintenance revenues of $4,781,000 and other increases in FastBill revenue of $5,379,000 and FastClaim revenue of $1,565,000.

COST OF REVENUES

Cost of systems sales increased by 13.7% from $21,880,000 for the six months ended June 30, 1995, to $24,888,000 for the six months ended June 30, 1996, due primarily to increased systems sales. Cost of systems sales decreased as a percentage of related revenues from 62.8% for the six months ended June 30, 1995, to 60.0% for the six months ended June 30, 1996, due primarily to more favorable margins on systems sales to new customers resulting from a higher percentage of software products and professional services delivered with the new system contracts.

Cost of maintenance, forms and other services revenues increased by 40.9% from $19,753,000 for the six months ended June 30, 1995, to $27,841,000 for the six months ended June 30, 1996, due to increased related revenues. Cost of maintenance, forms and other services revenues increased as a percentage of related revenues from 57.0% for the six months ended June 30, 1995, to 59.9% for the six months ended

June 30, 1996, due primarily to the increase in FastBill sales as a percentage of maintenance, forms and other services revenues. FastBill has a relatively lower margin as compared to margins on maintenance and FastClaim revenues.

Primarily as a result of the factors described above, the total cost of net revenues remained a percentage of total net revenues at 59.9% for both the six months ended June 30, 1995 and for the six months ended June 30, 1996.

SALES AND MARKETING EXPENSES

Sales and marketing expenses increased by 24.4% from $6,748,000 for the six months ended June 30, 1995, to $8,397,000 for the six months ended June 30, 1996, due to increased systems sales. Sales and marketing expenses decreased as a percentage of net revenues from 9.7% for the six months ended June 30, 1995, to 9.5% for the six months ended June 30, 1996, due primarily to increased systems sales per sales person and lower systems sales as a percentage of total net revenues in 1996.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by 32.7% from $3,665,000 for the six months ended June 30, 1995, to $4,862,000 for the six months ended June 30, 1996, due primarily to the overall company growth and to non-recurring merger related expenses of $243,000 expensed in 1996 in connection with the acquisition of CompuSystems. General and administrative expenses increased as a percentage of net revenues from 5.3% for the six months ended June 30, 1995, to 5.5% for the six months ended June 30, 1996, due primarily to non-recurring merger related costs.

RESEARCH AND DEVELOPMENT

Research and development costs increased by 30.0% from $3,686,000 for the six months ended June 30, 1995, to $4,793,000 for the six months ended June 30, 1996, due primarily to staff additions. Research and development expenses remained relatively constant as a percentage of net revenues at 5.3% for the six months ended June 30, 1995, compared to 5.4% for the six months ended June 30, 1996. The Company remains committed to maintaining a high level of investment in research and development activities primarily directed to increased investments in developing new clinical products and enhancements to its practice management systems.

AMORTIZATION

Amortization of intangible assets decreased by 41.0% from $1,512,000 for the six months ended June 30, 1995, to $892,000 for the six months ended June 30, 1996, due primarily to a reduction in goodwill resulting from the November 1995 expiration of a non-competition agreement with Medic's former parent company.

INCOME FROM OPERATIONS

Income from operations increased by 32.8% from $12,259,000 for the six months ended June 30, 1995, to $16,285,000 for the six months ended June 30, 1996, due to the increase in gross margin of $7,359,000 partially offset by increased operating expenses of $3,333,000. Income from operations increased as a percentage of net revenues from 17.6% for the six months ended June 30, 1995, to 18.5% for the six months ended June 30, 1996, due primarily to lower operating expenses as a percentage of net revenues as described above.

OTHER INCOME

Net interest income increased from $706,000 for the six months ended June 30, 1995, to $1,118,000 for the six months ended June 30, 1996, due primarily to increased invested cash primarily resulting from proceeds of the secondary stock offering completed in April 1995.

COMBINED ACTUAL AND PRO FORMA PROVISION FOR INCOME TAXES

The Company's combined actual and pro forma provision for income taxes increased in absolute terms by 32.3% from $5,148,000, or 39.7% of pretax income, for the six months ended June 30, 1995, to $6,809,000, or 39.1% of pretax income, for the six months ended June 30, 1996, due primarily to increased pretax income. The decrease in the combined actual and pro forma income taxes as a percentage of pretax income was due primarily to the decrease in nondeductible amortization expense and offset by the increase in tax-free interest income as percentages of pretax income. The combined actual and pro forma tax provisions differ from the U.S. statutory federal income tax rate due primarily to state income taxes, nondeductible amortization of intangible assets and tax-free interest income.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations through cash flow from operations, borrowings and from the net proceeds from the issuance of 1,700,000 shares of its Common Stock as part of a public offering in April 1995. At June 30, 1996, the Company had cash and cash equivalents equal to $32,993,000, short-term investments in the amount of $16,672,000 and a working capital position in the amount of $89,800,000.

The Company currently has a $4,000,000 unsecured line of credit with the Wachovia Bank of North Carolina, N.A. ("Bank") . This commitment expires on September 17, 1996, and is subject to the Company maintaining a condition satisfactory to the Bank. At June 30, 1996, there were no borrowings outstanding under this line. The line of credit presently accrues interest on borrowings at the lesser of U.S. prime minus 0.5%, LIBOR plus 1.7% or a rate that approximates the published CD Base Rate plus 1.7%. Interest is due and payable in arrears monthly and/or at the maturity of the individual borrowings.

The Company's balance of cash and cash equivalents decreased by 15.3% from $38,935,000 at December 31, 1995 to $32,993,000 at June 30, 1996, offset by a net increase in short-term investments of $5,211,000. Cash was provided from operating activities in the amount of $2,898,000 and used for purchases of fixed assets in the amount of $2,182,000.

The Company's accounts receivable balance increased by 9.0% from $41,189,000 at December 31, 1995, to $44,898,000 at June 30, 1996 due primarily to the growth experienced by the Company in the quarter and the expanding nature of the customer base from predominantly small group medical practices to include larger, consolidated physician practices, hospital organizations, affiliated physician networks and managed services organizations. These larger customers have been extended longer payment terms to more closely match the time required by their organizations to integrate the Company's practice management products throughout their organizations after the installation of the system.

Inventories decreased minimally from $12,294,000 at December 31, 1995, to $11,994,000 at June 30, 1996. Prepaid expenses increased by 6.2% from $6,190,000 at December 31, 1995, to $6,575,000 at June 30, 1996, due primarily to prepaid insurance for corporate insurance renewals, prepaid expenses paid in connection with increased customer maintenance contracts and prepaid postage for FastBill services.

Property and equipment increased by 15.7% from $7,075,000 at December 31, 1995, to $8,185,000 at June 30, 1996, due primarily to the purchase of computer equipment to enhance the Company's internal information management systems and portable computers for sales demonstrations and customer field support. Accordingly, the Company's capital expenditures increased from $1,947,000 during the six months ended June 30, 1995, to $2,182,000 during the six months ended June 30, 1996.

Accounts payable decreased by 24.8%, from $7,336,000 at December 31, 1995, to $5,520,000 at June 30, 1996, due primarily to the timing of payments for purchases.

Customer deposits and deferred revenue decreased by 28.5% from $13,396,000 at December 31, 1995, to $9,573,000 at June 30, 1996, due to decreased deferred maintenance billings of $3,995,000 as a result of the timing of July 1996 maintenance billings and other deferred revenues of $114,000 offset by net increases in customer deposits of $286,000.


There were no income taxes payable at June 30, 1996 as compared to $1,676,000 payable at December 31, 1995, given the timing of quarterly estimated payments.

Accrued commissions increased by 3.5% from $1,604,000 at December 31, 1995, to $1,660,000 at June 30, 1996, due primarily to increased systems sales and to higher commissions accrued than paid out in the six months ended June 30, 1996.

Accrued compensation and related items increased by 51.0% from $3,963,000 at December 31, 1995, to $5,985,000 at June 30, 1996, due primarily to increases in the profit-sharing plan accrual, accrued vacation, federal and state tax withholdings and voluntary employee stock purchase plan withholdings. These increases were partially offset by decreases resulting from payment of bonuses accrued at December 31, 1995.

Other accrued expenses decreased by 10.7% from $3,075,000 at December 31, 1995, to $2,746,000 at June 30, 1996, due primarily to the timing of payments relating to local and state sales taxes.

The Company believes that cash generated from operations, current cash and cash equivalents, and cash available under the revolving credit facility will be sufficient to meet its cash and capital requirements for the immediately foreseeable future.

From time to time, the Company has been contacted by or has made contact with third parties who represent potential strategic partners or acquisition candidates. Depending upon the cash requirements of a potential transaction, the Company may finance the transaction through its cash flow from operations or may raise additional funds by pursuing various financing vehicles such as additional bank financing or one or more additional public offerings or private placements of the Company's securities. However, there can be no assurance that any such transactions will occur, that the funds to finance any such acquisition will be available on reasonable terms or at all, or that the consummation of such transactions will not adversely affect the Company's cash balances and capital requirements.

The Company believes that inflation has not had a significant impact on the Company's results of operations to date.

                           PART II - OTHER INFORMATION


ITEM 6.      Exhibits and Reports on Form 8-K

             (a)   Exhibits:

                   11.1   Computations of Net Income per share of Common Stock

             (b)   Reports on Form 8-K:

                  During the registrant's fiscal quarter ended June 30, 1996 the registrant filed a report on Form 8-K on June 13, 1996 in connection with the merger with CompuSystems, Inc.

                          MEDIC COMPUTER SYSTEMS, INC.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          MEDIC COMPUTER SYSTEMS, INC.




DATED:  August 12, 1996              /s/ LUANNE L. ROTH

                                     Luanne L. Roth
                                     Vice President and Chief Financial Officer
                                     (Duly Authorized Officer and Principal
                                     Financial and Accounting Officer)

                          MEDIC COMPUTER SYSTEMS, INC.

                                  EXHIBIT INDEX



Exhibit No.                                                                                     Page No.

11.1              Computations of Net Income per share of Common Stock                           19

