Form 10-Q
period 1996-09-30
MEDIC COMPUTER SYSTEMS INC
filed 1996-11-13
CIK 885378

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996

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


                  8601 Six Forks Road, Suite 300, Raleigh, North Carolina 27615 (Address of principal executive offices, including zip code)

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

         Yes   X        No
            -------       -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class                      Number Outstanding                                Date
Common Stock                      24,396,308                             November 11, 1996
$.01 par value


                          MEDIC COMPUTER SYSTEMS, INC.


                               Index to Form 10-Q


                                                                                        Pages
Part I.         FINANCIAL INFORMATION


Item 1.         Financial Statements:

                Balance Sheets as of December 31, 1995 and                                3
                September 30, 1996

                Statements of Operations for the three months and nine months             4
                ended Septem4er 30, 1995 and 1996

                Statements of Cash Flows for the nine months
                ended September 30, 1995 and 1996                                         5

                Notes to Financial Statements                                             6-8


Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                       9-16



Part II.        OTHER  INFORMATION.

Item 6.         Exhibits and Reports on Form 8-K                                          17


                SIGNATURES                                                                18


                EXHIBIT INDEX                                                             19

                          MEDIC COMPUTER SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (dollars in thousands, except share data)

                                                                                            September 30,      December 31,
                                                                                                1996               1995
                                                                                             (unaudited)      (unaudited and
                                                                                                                 restated)
ASSETS
Current assets:
  Cash and cash equivalents                                                                   $38,375           $38,935
  Short-term investments                                                                       15,667            11,461
  Accounts receivable, trade, net                                                              52,187            41,189
  Inventories and maintenance parts                                                            11,489            12,294
  Prepaid expenses                                                                              5,575             6,190
  Other current assets                                                                          1,309             1,237
  Deferred income tax benefit                                                                   2,255             2,515
---------------------------------------------------------------------------------------- -------------------------------
     Total current assets                                                                     126,857           113,821

Property and equipment, at cost, net                                                            9,257             7,075
Intangible assets, at cost, net                                                                19,206            20,445
Other assets                                                                                       99               122
-----------------------------------------------------------------------------------------------------------------------
     Total assets                                                                            $155,419          $141,463
=======================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term notes                                                           $1,446            $2,677
  Accounts payable, trade                                                                       9,995             7,336
  Customer deposits and deferred maintenance revenue                                            9,123            13,396
  Income taxes payable                                                                            970             1,676
  Accrued expenses:
     Commissions                                                                                2,118             1,604
     Compensation and related items                                                             5,403             3,963
     Other                                                                                      2,930             3,075
-----------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                                 31,985            33,727


Long-term notes, less current portion                                                           1,805             3,127
Other long-term liabilities                                                                       117               172
-----------------------------------------------------------------------------------------------------------------------

Shareholders' equity:
Common Stock, $.01 par value; 40,000,000 shares authorized; 24,355,695
  and 24,210,264 shares issued and outstanding in 1996 and 1995, respectively                     244               242
Additional paid-in capital                                                                     70,005            68,628
Retained earnings                                                                              51,263            35,567
-----------------------------------------------------------------------------------------------------------------------
                                                                                              121,512           104,437
-----------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                                                 $155,419          $141,463
=======================================================================================================================

The accompanying notes are an integral part of the financial statements

                          MEDIC COMPUTER SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                   (dollars in thousands, except share data)

                                                                      Three Months Ended                   Nine Months Ended
                                                                 ------------------------------      ------------------------------

                                                                 September 30      September 30      September 30      September 30
                                                                 ------------      ------------      ------------      ------------
                                                                     1996              1995              1996              1995
                                                                     ----              ----              ----              ----
                                                                                    (restated)                          (restated)
NET REVENUES:
Systems                                                           $24,373           $20,769           $65,861           $55,614
Maintenance, forms and other services                              25,699            19,208            72,169            53,866
                                                          ---------------------------------------------------------------------
  Total Net Revenues                                               50,072            39,977           138,030           109,480
===============================================================================================================================

COST OF REVENUES:
Systems                                                            14,625            12,898            39,513            34,778
Maintenance, forms and other services                              15,768            11,318            43,609            31,071
                                                          ---------------------------------------------------------------------
  Total Cost of Revenues                                           30,393            24,216            83,122            65,849
-------------------------------------------------------------------------------------------------------------------------------
    Gross Margin                                                   19,679            15,761            54,908            43,631
===============================================================================================================================

OPERATING EXPENSES:
Sales and marketing                                                 4,512             3,921            12,909            10,669
General and administrative                                          2,584             2,233             7,446             5,898
Amortization of intangible assets                                     442               780             1,334             2,292
Research and development                                            2,602             2,242             7,395             5,928
-------------------------------------------------------------------------------------------------------------------------------
  Total Operating Expenses                                         10,140             9,176            29,084            24,787
===============================================================================================================================
    Income from Operations                                          9,539             6,585            25,824            18,844
===============================================================================================================================

Other Income:
Interest income                                                       481               625             1,599             1,331
-------------------------------------------------------------------------------------------------------------------------------

    Income before Income Taxes                                     10,020             7,210            27,423            20,175
-------------------------------------------------------------------------------------------------------------------------------
Provision for Income Taxes                                          3,934             2,509            10,254             7,100
-------------------------------------------------------------------------------------------------------------------------------

Net Income                                                         $6,086            $4,701           $17,169           $13,075
===============================================================================================================================

Pro forma data:
  Income before pro forma income
     tax provision                                                 $6,086            $4,701           $17,169           $13,075
  Pro forma income tax expense for the period
     prior to May 31, 1996 for CompuSystems                            --               314               489               871
-------------------------------------------------------------------------------------------------------------------------------
Pro forma net income                                               $6,086            $4,387           $16,680           $12,204
===============================================================================================================================

Pro Forma Earnings per Share:
     Net income per share                                           $0.25             $0.18             $0.67             $0.51
===============================================================================================================================

Weighted average common
  shares and equivalents used in
  computing net income per share                               24,815,880        24,513,230        24,786,994        23,736,416
===============================================================================================================================

The accompanying notes are an integral part of the financial statements.

                          MEDIC COMPUTER SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (dollars in thousands)

                                                                               Nine Months Ended        Nine Months Ended
                                                                              September 30, 1996        September 30, 1995
                                                                              ------------------        ------------------
                                                                                                            (restated)
Cash flows from operating activities:
Net income                                                                          $17,169                  $13,075
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
Depreciation and amortization of property and equipment                               1,740                    1,008
Amortization of intangibles                                                           1,334                    2,292
Deferred income taxes                                                                   260                        0
Accounts receivable, trade (net)                                                    (10,998)                 (13,910)
Inventories and maintenance parts                                                       805                     (463)
Prepaid expenses                                                                        543                     (487)
Other                                                                                    23                      (43)
Accounts payable, trade                                                               2,659                   (2,159)
Customer deposits and deferred maintenance revenue                                   (4,273)                     767
Income taxes payable                                                                   (706)                    (137)
Accrued expenses                                                                      1,809                    1,514
Payments on long-term note payable to vendor                                         (1,289)                       0
Other long-term liabilities                                                             (55)                     (49)
---------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                             9,021                    1,408
=====================================================================================================================
Cash flows from investing activities:
Purchases of short-term investments                                                 (22,597)                  (7,559)
Proceeds from the sale of short-term investments                                     18,391                        0
Payments for purchases of property and equipment                                     (3,918)                  (2,459)
Payments for acquisitions made, net of cash acquired                                    (95)                  (4,909)
---------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                (8,219)                 (14,927)
=====================================================================================================================
Cash flows from financing activities:
  Proceeds from issuance of common stock                                                334                   35,586
  Distributions to CompuSystems' shareholders                                        (1,475)                  (1,564)
  Payments on long-term notes                                                        (1,264)                     (57)
  Tax benefits from stock options exercised                                           1,043                    1,638
---------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                  (1,362)                  35,603
=====================================================================================================================
   Net change in cash and cash equivalents                                             (560)                  22,084
Cash and cash equivalents:
   Beginning of period                                                               38,935                   16,644
---------------------------------------------------------------------------------------------------------------------
   End of period                                                                    $38,375                  $38,728
=====================================================================================================================
Cash paid for interest and income taxes was as follows:
   Interest                                                                            $ 13                      $14
=====================================================================================================================
   Income taxes                                                                      $9,141                   $5,543
=====================================================================================================================

The accompanying notes are an integral part of the financial statements.

                          MEDIC COMPUTER SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

The financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996 and for all periods presented have been made. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, but the Company believes that the disclosures made are adequate to make the information presented not misleading. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Results for interim periods are not necessarily indicative of the results for any other interim period or for the full fiscal year.

On June 10, 1996, the Company declared a two-for-one stock split of the Company's Common Stock effective June 24, 1996, pursuant to which each shareholder of record received one additional share of Common Stock for each share held as of that date. The financial statements have been restated to reflect the effect of the split.

2.   BUSINESS COMBINATIONS

On May 31, 1996, the Company acquired all of the outstanding stock of CompuSystems, Inc. ("CompuSystems"), a privately held company based in Columbia, South Carolina, through an exchange of stock in a merger transaction. Medic issued 718,886 shares of its Common Stock to the shareholders of CompuSystems in the merger. The transaction was accounted for as a pooling of interests, and accordingly, the Company's financial statements for the periods prior to the merger have been restated to include the results of CompuSystems for all periods presented. Certain details of the results of operations of the previously separate companies before the acquisition are as follows:

                                        January 1 - May 31, 1996                        January 1 - September 30, 1995
                                        ------------------------                        ------------------------------

                              Medic           CompuSystems          Total         Medic          CompuSystems         Total
                              -----           ------------          -----         -----          ------------         -----
Revenue                       $63,181           $  4,085          $67,266       $102,156          $ 7, 324          $109,480
Net income                   $  5,660           $  1,167          $ 6,827      $  10,894          $  2,181          $ 13,075
Pro forma income
  tax expense                                   $    489          $   489                         $    871          $    871
Pro forma
  Net income                 $  5,660           $    678          $ 6,338      $  10,894          $  1,310          $ 12,204

3.   INVENTORIES AND MAINTENANCE PARTS

Ending inventories consisted of the following (in thousands):

                                                                        September 30,          December 31,
                                                                             1996                   1995
                                                                             ----                   ----
                                                                         (unaudited)          (unaudited and
                                                                                                 restated)
          New and used computer hardware and parts                          $  9,939              $ 10,865
          Inventory shipped to customers for which
               revenue recognition criteria has not been met                   1,031                 1,007
          Forms, FastBill and FastClaim                                          519                   422
                                                                             -------               -------
                                                                             $11,489               $12,294
                                                                             =======               =======


4.   INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

                                              Amortization Method   Estimated Life  September 30, 1996    December 31, 1995
                                                                                           (unaudited)        (unaudited and
                                                                                                                 restated)
     Excess of purchase price over
     net assets acquired and
     other intangible assets                    Straight-line          15 years            $   25,873            $  25,769
     Noncompetition agreement                   Straight-line          5 years                    374                  374
                                                                                           -----------           ---------
                                                                                               26,247               26,143
     Less accumulated amortization                                                              7,041                5,698
                                                                                           ----------            ---------
                                                                                           $   19,206            $  20,445
                                                                                           ==========            =========


The Company continually monitors events and changes in circumstances that could indicate carrying amounts of intangible assets may not be recovered. When events or changes in circumstances are present that indicate the carrying amounts of intangible assets may not be recoverable, the Company assesses the recoverability of intangible assets by determining whether the carrying value of such intangible assets will be recoverable through the future cash flows expected from the use of the asset and its eventual disposition. No impairment losses on intangible assets were recorded by the Company during the nine month periods ended September 30, 1996 and 1995.

5.   INCOME TAXES

The tax provisions for the nine months ended September 30, 1996 and 1995 differ from the statutory U.S. federal income tax rate primarily due to state income taxes, nondeductible amortization of intangibles offset by tax-free interest income, and the tax status of CompuSystems.

Reconciliation between the "expected" income tax expense rate based on the statutory U.S. federal income tax rate and the actual effective rate of the expense is as follows:


                                                Nine months ended September 30,

                                                   1996                 1995
                                                   ----                 ----
Statutory U.S. federal rate                        35.0%                35.0%
State income taxes, net of
federal income tax benefit                          4.8                  4.8
Taxes on CompuSystems, an
S-Corporation prior to May 31, 1996,
paid by former shareholders                        (1.8)                (4.3)
R & D tax credits                                  (0.4)                (0.9)
Amortization of intangibles and
other permanent differences                        (0.2)                 0.6
                                                   -----                ----
                                                   37.4%                35.2%
                                                   =====                ====

Deferred income taxes result from temporary differences in the recognition of income and expense items for income tax and financial statement purposes. The components of the deferred tax asset as of September 30, 1996 were as follows:


                                                                  September 30,
                                                                      1996
                                                                      ----
Deferred revenue                                                  $   1,519
Inventory reserves and/or writedowns                                    297
Allowance for bad debts and sales returns and credits                   427
Accrued bonuses and vacation                                            413
Accrued pension and profit sharing plan                               (425)
Other                                                                    24
                                                                  ---------
                                                                  $   2,255




6.   RELATED PARTY TRANSACTIONS

In June 1996, the Company entered into a software license agreement, valued at $2,026,000, with a customer that shares common members of the Board of Directors with the Company and in which certain senior members of management are minority shareholders. The Company believes that the terms of this agreement were based on prevailing market pricing and consistent with other transactions of equal magnitude with unrelated parties. As of September 30, 1996, the Company had collected all receivables outstanding related to this agreement.

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

On September 29, 1995, the Company acquired Compudata Professional Systems, Ltd. ("Compudata"), located in Marietta, Georgia, for approximately $2 million in cash. The transaction was accounted for as a purchase and, accordingly, the results of operations of CompuData are included in the Company's financial statements from September 29, 1995.

On August 31, 1995, the Company acquired National Medical Systems, Inc. ("National Medical"), located in Westboro, Massachusetts, through an exchange of stock in a merger transaction valued at approximately $5 million. The transaction was accounted for as a pooling of interests, but was not material to the Company's results of operations and financial position. Accordingly, the results of operations of National Medical are included in the Company's financial statements from August 31, 1995.

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

This Item 2 contains certain forward-looking statements. The actual results of operations of the Company might differ materially from those projected in the forward-looking statements. The Company's revenues and operating results can vary significantly from quarter to quarter as a result of a number of factors, including the volume and timing of systems sales and installations, and product deliveries from the Company's vendors. The timing of such revenues from systems sales is difficult to forecast because the Company's sales cycle can vary depending upon factors such as the size of the transaction and the general economic conditions. Given that a significant percentage of the Company's expenses are relatively fixed, a variation in the timing of systems sales can cause significant variations in operating results from quarter to quarter. The Company's future operating results may fluctuate as a result of these and/or other factors, such as customer purchasing patterns and the timing of new product and service introductions and product upgrade releases. Additional information regarding factors that could cause actual results to differ materially from those projected in the forward-looking statements contained herein is contained in certain of the Company's other SEC filings, copies of which are available from the Company upon request.

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

Total Net Revenues

Total net revenues increased by 25.3% from $39,977,000 during the three months ended September 30, 1995 to $50,072,000 during the three months ended September 30, 1996. Systems sales increased by 17.4% from $20,769,000 during the three months ended September 30, 1995 to $24,373,000 during the three months ended September 30, 1996. Systems sales to new customers increased by 30.4% from $12,004,000 during the three months ended September 30, 1995 to $15,659,000 during the three months ended September 30, 1996, and systems sales to existing customers for upgrades and add-ons decreased 0.1% from $8,765,000 in that period in 1995 to $8,714,000 in that period in 1996. The Company believes that because the general market for personal computers, networking hardware and peripheral equipment has been subject to increasingly competitive pricing, certain customers have elected to purchase these types of equipment from other sources. The Company believes that it still maintains and grows a strong add-on sales presence in the marketplace, and the Company focuses on providing strong after-sales support and higher value-added products to its customer base.

The systems sales backlog increased by 64.1% from $23,933,000 at September 30, 1995 to $39,278,000 at September 30, 1996, reflecting an increase in orders secured during each of the first three quarters of 1996 compared to the first three quarters of 1995. The increase in backlog relative to the increase in systems sales revenues also reflects the longer installation process for large systems installations. Systems sales during a quarter as a percentage of systems sales backlog as of the end of the preceding quarter can fluctuate materially, and the Company believes that the backlog may not be indicative of future results for the following quarter or for any particular period.

Net revenues from maintenance, forms and other services revenues increased by 33.8% from $19,208,000 for the three months ended September 30, 1995 to $25,699,000 for the three months ended September 30, 1996. This increase was primarily the result of increases in hardware and software maintenance revenues of $2,226,000 and other increases in FastBill(SM) revenue of $2,596,000 and in FastClaim(R) revenue of $1,174,000.

Cost of Revenues

Cost of systems sales increased by 13.4% from $12,898,000 for the three months ended September 30, 1995 to $14,625,000 for the three months ended September 30, 1996, due primarily to increased systems sales. Cost of systems sales decreased as a percentage of related revenues from 62.1% for the three months ended September 30, 1995 to 60.0% for the three months ended September 30, 1996, due primarily to more favorable margins on systems sales to new customers resulting from a higher percentage of software products and professional services delivered with the new system contracts, primarily sales of the +Medic Vision system.

Cost of maintenance, forms and other services revenues increased by 39.3% from $11,318,000 for the three months ended September 30, 1995 to $15,768,000 for the three months ended September 30, 1996, due primarily to increased related revenues. Cost of maintenance, forms and other services revenues increased as a percentage of related revenues from 58.9% for the three months ended September 30, 1995 to 61.4% for the three months ended September 30, 1996, due primarily to the increase in FastBill sales as a percentage of maintenance, forms and other services revenues. FastBill has a relatively lower margin as compared to the gross margins on maintenance and FastClaim revenues.

Primarily as a result of the factors described above, the total cost of net revenues remained relatively constant as a percentage of total net revenues at 60.6% for the three months ended September 30, 1995, compared to 60.7% for the three months ended September 30, 1996.

Sales and Marketing Expenses

Sales and marketing expenses increased by 15.1% from $3,921,000 for the three months ended September 30, 1995 to $4,512,000 for the three months ended September 30, 1996, primarily due to increased systems sales. Sales and marketing expenses decreased as a percentage of net revenues from 9.8% for the three months ended September 30, 1995 to 9.0% for the three months ended September 30, 1996, due primarily to increased systems sales per salesperson and lower systems sales as a percentage of total net revenues in 1996. Sales and marketing expenses for maintenance, forms and other services revenue, which are increasing as a percentage of total net revenues, are lower as a percentage of revenue than sales and marketing expenses for systems sales.

Research and Development

Research and development expenses increased by 16.1% from $2,242,000 for the three months ended September 30, 1995 to $2,602,000 for the three months ended September 30, 1996, due primarily to staff additions. Research and development expenses decreased as a percentage of net revenues from 5.6% for the three months ended September 30, 1995, compared to 5.2% for the three months ended September 30, 1996. The Company maintains a high level of investment into research and development activities primarily directed to developing new clinical products and enhancements to its practice management systems. The Company has not capitalized any research and development costs under Statement of Financial Accounting Standards No. 86 because the amounts that would be subject to capitalization have not been material.

General and Administrative Expenses

General and administrative expenses increased by 15.7% from $2,233,000 for the three months ended September 30, 1995, including $295,000 incurred in connection with the acquisition of National Medical Systems, to $2,584,000 for the three months ended September 30, 1996, due primarily to the overall Company growth. General and administrative expenses decreased as a percentage of net revenues from 5.6% for the three months ended September 30, 1995 to 5.2% for the three months ended September 30, 1996.

Amortization

Amortization of intangible assets decreased by 43.3% from $780,000 for the three months ended September 30, 1995 to $442,000 for the three months ended September 30, 1996, due primarily to a reduction in goodwill resulting from the November 1995 expiration of a non-competition agreement with Medic's former parent company.

Income from Operations

Income from operations increased by 44.9% from $6,585,000 for the three months ended September 30, 1995 to $9,539,000 for the three months ended September 30, 1996, due to the increase in gross margin of $3,918,000 partially offset by increased operating expenses of $964,000. Income from operations increased as a percentage of net revenues from 16.5% for the three months ended September 30, 1995 to 19.1% for the three months ended September 30, 1996, due primarily to lower operating expenses as a percentage of net revenues as described above.

Other Income

Net interest income decreased from $625,000 for the three months ended September 30, 1995 to $481,000 for the three months ended September 30, 1996 primarily due to lower available yields on short-term investments and the higher percentage of such investments held in non-taxable securities.

Provision for Income Taxes

The Company's provision for income taxes in absolute terms increased by 39.4% from $2,823,000, or 39.2% of pretax income, for the three months ended September 30, 1995 to $3,934,000, or 39.3% of pretax income, for the three months ended September 30, 1996, due primarily to increased pretax income. The tax provision differs from the U.S. statutory federal income tax rate due primarily to state income taxes, tax credits for research and development, nondeductible amortization of intangible assets and tax-free interest income. See Note 5 of Notes to Consolidated Financial Statements.


Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

Total Net Revenues

Total net revenues increased by 26.1% from $109,480,000 during the nine months ended September 30, 1995 to $138,030,000 during the nine months ended September 30, 1996. Systems sales increased by 18.4% from $55,614,000 during the nine months ended September 30, 1995 to $65,861,000 during the nine months ended September 30, 1996. Systems sales to new customers increased by 30.9% from $31,183,000 during the nine months ended September 30, 1995 to $40,834,000 during the nine months ended September 30, 1996, and systems sales to existing customers for upgrades and add-ons increased by 2.4% from $24,431,000 in 1995 to $25,027,000 in 1996. The Company believes that because the general market for personal computers, networking hardware and peripheral equipment has been subject to increasingly competitive pricing, certain customers have elected to purchase these types of equipment from other sources. The Company believes that it still maintains and grows a strong add-on sales presence in the marketplace, and the Company focuses on providing strong after-sales support and higher value-added products to its customer base.

Net revenues from maintenance, forms and other services revenues increased by 34.0% from $53,866,000 for the nine months ended September 30, 1995 to $72,169,000 for the nine months ended September 30, 1996. This increase was primarily the result of increases in hardware and software maintenance revenues of $7,007,000 and other increases in FastBill revenue of $7,975,000 and FastClaim revenue of $2,725,000.

Cost of Revenues

Cost of systems sales increased by 13.6% from $34,778,000 for the nine months ended September 30, 1995 to $39,513,000 for the nine months ended September 30, 1996, due primarily to increased systems sales. Cost of systems sales decreased as a percentage of related revenues from 62.5% for the nine months ended September 30, 1995 to 60.0% for the nine
                                                                      12
months ended September 30, 1996, due primarily to more favorable margins on systems sales to new customers resulting from a higher percentage of software products and professional services delivered with the new system contracts.

Cost of maintenance, forms and other services revenues increased by 40.4% from $31,071,000 for the nine months ended September 30, 1995 to $43,609,000 for the nine months ended September 30, 1996, due to increased related revenues. Cost of maintenance, forms and other services revenues increased as a percentage of related revenues from 57.7% for the nine months ended September 30, 1995, to 60.4% for the nine months ended September 30, 1996, due primarily to the increase in FastBill sales as a percentage of maintenance, forms and other services revenues. FastBill has a relatively lower margin as compared to margins on maintenance and FastClaim revenues.

Primarily as a result of the factors described above, the total cost of net revenues remained relatively constant as a percentage of total net revenues at 60.1% for the nine months ended September 30, 1995 and 60.2% for the nine months ended September 30, 1996.

Sales and Marketing Expenses

Sales and marketing expenses increased by 21.0% from $10,669,000 for the nine months ended September 30, 1995 to $12,909,000 for the nine months ended September 30, 1996, primarily due to increased systems sales. Sales and marketing expenses decreased as a percentage of net revenues from 9.7% for the nine months ended September 30, 1995 to 9.4% for the nine months ended September 30, 1996, due primarily to increased systems sales per sales person and lower systems sales as a percentage of total net revenues in 1996. Sales and marketing expenses for maintenance, forms and other services revenue, which are increasing as a percentage of total net revenues, are lower as a percentage of revenue than sales and marketing expenses for systems sales.

Research and Development

Research and development costs increased by 24.7% from $5,928,000 for the nine months ended September 30, 1995 to $7,395,000 for the nine months ended September 30, 1996, due primarily to staff additions. Research and development expenses remained constant as a percentage of net revenues at 5.4% for the nine months ended September 30, 1995 and September 30, 1996. The Company remains committed to maintaining a high level of investment in research and development activities primarily directed to developing new clinical products and enhancements to its practice management systems.

General and Administrative Expenses

General and administrative expenses increased by 26.2% from $5,898,000 for the nine months ended September 30, 1995 to $7,446,000 for the nine months ended September 30, 1996, due primarily to the overall Company growth. Acquisition related expenses of $243,000 and $295,000 were expensed in 1996 in connection with the acquisition of CompuSystems and in 1995 in connection with the acquisition of National Medical Systems, respectively. General and administrative expenses remained constant as a percentage of net revenues at 5.4% for the nine months ended September 30, 1995 and September 30, 1996.

Amortization

Amortization of intangible assets decreased by 41.8% from $2,292,000 for the nine months ended September 30, 1995 to $1,334,000 for the nine months ended September 30, 1996, due primarily to a reduction in goodwill resulting from the November 1995 expiration of a non-competition agreement with Medic's former parent company.

Income from Operations

Income from operations increased by 37.0% from $18,844,000 for the nine months ended September 30, 1995 to $25,824,000 for the nine months ended September 30, 1996, due to the increase in gross margin of $11,277,000 partially offset by increased operating expenses of $4,297,000. Income from operations increased as a percentage of net revenues from 17.2% for the nine months ended September 30, 1995 to 18.7% for the nine months ended September 30, 1996, due primarily to lower operating expenses as a percentage of net revenues as described above.

Other Income

Net interest income increased from $1,331,000 for the nine months ended September 30, 1995 to $1,599,000 for the nine months ended September 30, 1996, due primarily to increased invested cash primarily resulting from proceeds of the secondary stock offering completed in April 1995.

Combined Actual and Pro Forma Provision for Income Taxes

The Company's combined actual and pro forma provision for income taxes increased in absolute terms by 34.8% from $7,971,000, or 39.5% of pretax income, for the nine months ended September 30, 1995 to $10,743,000, or 39.2% of pretax income, for the nine months ended September 30, 1996, due primarily to increased pretax income. The decrease in the combined actual and pro forma income taxes as a percentage of pretax income was due primarily to the decrease in nondeductible amortization expense and by the increase in tax-free interest income as percentages of pretax income. The combined actual and pro forma tax provisions differ from the U.S. statutory federal income tax rate due primarily to state income taxes, nondeductible amortization of intangible assets and tax-free interest income. See Note 5 to Consolidated Financial Statements.

Liquidity and Capital Resources

The Company has funded its operations over the nine months ended September 30, 1996 through cash flow from operations, borrowings and from the net proceeds from the issuance of 1,700,000 shares of its Common Stock as part of a public offering in April 1995. At September 30, 1996, the Company had cash and cash equivalents equal to $38,375,000, short-term investments in the amount of $15,667,000 and a working capital position in the amount of $94,872,000.

The Company currently has a $10,000,000 uncommitted line of credit with the Wachovia Bank of North Carolina, N.A. ("Bank"). At September 30, 1996, there were no borrowings outstanding under this line.

The Company's balance of cash and cash equivalents decreased by 1.4% from $38,935,000 at December 31, 1995 to $38,375,000 at September 30, 1996, offset by a net increase in short-term investments of $4,206,000. During the nine months ended September 30, 1996, cash was provided from operating activities in the amount of $9,021,000 and used for purchases of fixed assets in the amount of $3,918,000.

The Company's accounts receivable balance increased by 26.7% from $41,189,000 at December 31, 1995 to $52,187,000 at September 30, 1996, due primarily to the growth experienced by the Company in the quarter and the expanding nature of the customer base from predominantly small group medical practices to include larger, consolidated physician practices, hospital organizations, affiliated physician networks and managed services organizations. These larger customers have been extended longer payment terms to more closely match the time required by their organizations to integrate the Company's practice management and clinical products throughout their organizations after installation.

Inventories decreased 6.5% from $12,294,000 at December 31, 1995 to $11,489,000 at September 30, 1996. Prepaid expenses decreased by 9.9% from $6,190,000 at December 31, 1995 to $5,575,000 at September 30, 1996, due primarily to a usage of prepaid Informix licenses.

Net property and equipment increased by 30.8% from $7,075,000 at December 31, 1995, to $9,257,000 at September 30, 1996, due primarily to the purchase of computer equipment to enhance the Company's internal information management systems and portable computers for sales demonstrations and customer field support. Accordingly, the Company's capital expenditures increased from $2,459,000 during the nine months ended September 30, 1995 to $3,918,000 during the nine months ended September 30, 1996.

Current portion of long-term notes decreased due to the repayment of the mortgage on the CompuSystems facility in June 1996.

Accounts payable increased by 36.2%, from $7,336,000 at December 31, 1995 to $9,995,000 at September 30, 1996, due primarily to payment negotiations with suppliers.

Customer deposits and deferred maintenance revenue decreased by 31.9% from $13,396,000 at December 31, 1995 to $9,123,000 at September 30, 1996, due to
decreased deferred maintenance billings of $4,082,000 primarily as a result of the timing of October 1996 maintenance billings and other deferred revenues of $468,000, offset by net increases in customer deposits of $278,000.

Income taxes payable decreased by 42.1%, from $1,676,000 at December 31, 1995 to $970,000 at September 30, 1996, due primarily to the timing of quarterly estimated payments..

Accrued commissions increased by 32.0% from $1,604,000 at December 31, 1995 to $2,118,000 at September 30, 1996, due primarily to increased systems sales and to higher commissions accrued than paid out in the nine months ended September 30, 1996.

Accrued compensation and related items increased by 36.3% from $3,963,000 at December 31, 1995 to $5,403,000 at September 30, 1996, due primarily to increases in accrued vacation, federal and state tax withholdings and voluntary employee stock purchase plan withholdings. These increases were partially offset by decreases resulting from payment of bonuses accrued at December 31, 1995 and a decrease in the accrued profit sharing balance due to the annual contribution made in September 1996.

Other accrued expenses decreased by 4.7% from $3,075,000 at December 31, 1995 to $2,930,000 at September 30, 1996, due primarily to decreases in accrued legal and corporate expenses and the timing of payments related to local and state sales taxes.

Long-term notes, less current portion, decreased because of the scheduled payments made on the note financing the prepaid Informix licenses.

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

                          PART II - OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits:

                11.1 Computations of Net Income per share of Common Stock
                27.1 Financial Data Schedule

          (b)   Reports on Form 8-K:

           On August 13, 1996, the registrant filed an amendment to its Current Report on Form 8-K in connection with the merger with CompuSystems, Inc. This amendment included the financial statements required by
           Item 7 thereof.

                          MEDIC COMPUTER SYSTEMS, INC.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          MEDIC COMPUTER SYSTEMS, INC.




DATED:  November 12, 1996                 /s/ LUANNE L. ROTH
                                          ----------------------------------
                                          Luanne L. Roth
                                          Vice President and Chief Financial
                                          Officer (Duly Authorized Officer and
                                          Principal Financial and Accounting
                                          Officer)

                          MEDIC COMPUTER SYSTEMS, INC.

                                 EXHIBIT INDEX

Exhibit No.                                                                            Page No.

11.1                  Computations of Net Income per share of Common Stock                 21

27.1                  Financial Data Schedule                                              22