Form 10-K
period 1996-12-31
MEDIC COMPUTER SYSTEMS INC
filed 1997-03-31
CIK 885378

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

 (Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the fiscal year ended December 31, 1996
                                                or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from                       to
Commission file number 0-20183

                          MEDIC COMPUTER SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                    North Carolina                                                              56-1306083
(State or other jurisdiction of incorporation or organization )                    (I.R.S. Employer Identification No.)

     8601 Six Forks Road, Raleigh, North Carolina                                                  27615
       (Address of principal executive offices)                                                 (Zip Code)


Registrant's telephone number, including area code: 919-847-8102

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock ($.01 Par Value)
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the Common Stock on March 26, 1997, on the NASDAQ National Market System was approximately $385,845,000 as of such date. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status may not be conclusive for other purposes.

     As of March 26, 1997, the registrant had outstanding 25,723,004 shares of Common Stock ($.01 par value).


                       DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated herein by reference into Part III hereof.

                                     PART I
ITEM 1.  BUSINESS.

     Medic develops, markets and supports integrated practice management systems, clinical information systems, and related services to Managed Care Organizations (MCOs), Management Services Organizations (MSOs), Integrated Delivery Networks (IDNs) and physician practices. The Company believes that it is the nation's leading provider of physician practice management systems, both in terms of revenues and number of physicians served. The Company's core product, the +Medic PM System, is designed to manage the financial, administrative, practice management and clinical requirements of group medical practices of various sizes, from single physician practices to large healthcare providers. In 1995, Medic introduced +MEDIC Vision, a suite of applications designed for large practices and hospital and physician management services organizations. In addition, the Company has developed and sells clinical information management system products designed principally to automate the recording, maintenance and management of patient medical records. The Company also sells transaction-based electronic data interchange ("EDI") network solutions, which include electronic patient billing, insurance claims processing and patient payment posting. The Company also sells hardware, peripherals, a full range of networking services, training and installation support, forms and supplies, and software and hardware maintenance services.

INDUSTRY BACKGROUND

     The Company estimates that there are more than 570,000 physicians in private practice and more than 150,000 medical practices in the United States. The economic pressures and informational demands upon physicians and medical practices have increased significantly during the past decade. At the same time, the increased power and decreased cost of computers have made computers an effective information processing solution for a broader range of medical practices and healthcare systems. Approximately 87% of physician practices now use computers or computer related services for at least some of their information processing requirements.

     The demand for more comprehensive and accurate information processing solutions is expected to continue. Healthcare cost containment efforts have greatly increased the amount and complexity of required information. At the same time, increased competition has resulted in a greater focus on demonstrating the quality of care delivered to patients. Practice management systems help care provider organizations reduce the costs and improve the quality of delivering healthcare services by automating patient care and administrative processes, ensuring timely access to relevant information, streamlining the storage and retrieval of information and matching patient needs with available resources.

     The ongoing pressure to contain healthcare costs is also changing the structure of healthcare providers and their practice management system requirements. In the private sector, managed care techniques such as Health Maintenance Organizations (HMOs) and Preferred Provider Organizations (PPOs) have become increasingly significant components of the healthcare system. In addition, the number of third-party payor organizations has increased. At the same time, federal and state governments, which are estimated to be responsible for approximately 30% of physician claims for patient charges as a result of Medicare, Medicaid and other programs, have imposed pricing and reimbursement regulations. These regulations significantly complicate billing procedures and increase the amount of patient medical information a practice must maintain. Furthermore, healthcare payors are increasingly transferring the economic risk of healthcare delivery to providers by shifting from the traditional fee-for-service reimbursement model to managed care reimbursement models, such as payment based on capitation. Under capitation, providers are paid an annual fixed fee per individual to deliver all healthcare services required by that individual. This reimbursement model encourages healthcare providers to modify their emphasis from not only treating illness, but also maintaining wellness. The expansion in the number of managed care and third-party payor organizations, as well as additional governmental regulation and the change in reimbursement models, has greatly increased the complexity of pricing methods, billing procedures and reimbursement policies impacting medical practices.

     Other factors are also increasing the demand for more comprehensive and accurate information systems. The growing administrative burdens placed on medical practices have caused physicians to join together in group practices to share administrative costs and achieve economies of scale. The Company believes this market consolidation has accelerated the trend toward automation because group practices require the greater efficiency and productivity of an automated system. Not only has there been a movement toward group practices, but more recently group practices have been combining to form even larger group practices. In addition, hospitals are buying and/or managing physician practices and networking them into one common system. The establishment of Community Health Information Networks (CHINs) and Integrated Delivery Networks (IDNs) has also helped to stimulate the demand for comprehensive information systems. The general increase in the size and complexity of medical practices also has resulted in a greater need for analysis of data and production of timely management information reports that allow physicians and other healthcare providers to reach informed conclusions regarding the quality and appropriateness of various procedures and practices.

     Technological advances have made more comprehensive, cost-effective computer solutions available to physician practices. While early systems concentrated principally on patient billing and collection activities, current systems can record and store clinical information, automate the processing of insurance and third-party payor claims, and integrate the operations of physician practices with larger healthcare organizations such as hospitals, MCOs, MSOs and IDNS. The Company believes that these various factors cause medical practices to seek additional and more comprehensive computer-based solutions to their information processing needs.



STRATEGY

     Medic's objective is to be the leading provider of integrated healthcare information systems. Medic's products and services are designed to improve the productivity and efficiency of medical practices and other healthcare providers. The Company's strategy includes the following key elements:

      o PROVIDE SOPHISTICATED, COMPREHENSIVE PRACTICE & CLINICAL MANAGEMENT SYSTEMS. The Company's strategy is to provide easy-to-use yet comprehensive medical practice management software that meets the information processing requirements of substantially all medical specialties and practices operating in the United States. The +Medic PM System and +MEDIC Vision systems are designed to manage the financial, administrative, practice management, managed care and clinical requirements of medical group practices, hospitals, MSOs and Physician Hospital Organizations (PHOs). Medic's automated medical records product, AutoChart, allows physician groups to create, store, and retrieve medical records through an intuitive graphical interface. AutoChart features an Informix relational database, automated chart dictation, electronic prescriptions, an online drug database, integration with practice management systems through industry standard interfaces, document imaging technology, business intelligence tools for reporting and analysis, and point-of-care access via a PC or wireless portable pen computer. AutoChart helps improve patient care, increase productivity, reduce costs, and allows for more informed clinical decision making. Medic also offers EDI Network Solutions including electronic patient billing, insurance claim processing, patient payment posting, insurance eligibility verification, reminders and automated collection processing.

     o LEVERAGE EXISTING CUSTOMER BASE. The Company's strategy is to maximize revenue from its existing customers. In 1996, system upgrades, add-on software and hardware, software and hardware maintenance, forms and supplies, and other services sold to existing customers accounted for approximately 70% of the Company's total net revenue. The Company's strategy is to generate additional revenues from existing customers by marketing maintenance and other products and services, including EDI services, system upgrades and additional software applications.

     o EXPAND NATIONAL DIRECT SALES ORGANIZATION. The Company believes a direct sales organization is the most effective way to market its products. The Company's strategy is to expand its direct sales organization to market to a larger number of medical practices, hospitals, management service organizations and practice management consultants. The Company has sales representatives concentrating on new systems sales, existing customer sales and sales to hospitals, MSOs and other large healthcare providers. In addition, the Company continues to seek and engage in strategic corporate alliances to deliver enterprise solutions and networks for emerging integrated healthcare organizations. See "- -Strategic Alliances".

     o LEVERAGE REFERRAL NETWORK. Management believes that the decision-making process of physicians to purchase practice management systems is frequently influenced by recommendations from other physicians and medical practice management consultants. The Company devotes significant resources to developing and maintaining relationships with its existing physician customers and with practice management consultants. In 1996, the majority of new systems sales were referred to the Company by existing customers or practice management consultants.

      o EXPAND THROUGH STRATEGIC ACQUISITIONS. The Company believes that, due to the pressures and demands on healthcare providers and the fragmented nature of the practice management system industry, there may be opportunities to increase its customer base and improve its position in the market through acquisitions of complementary businesses, products, services and technologies. Medic continued to increase its customer base by acquiring CompuSystems, Inc. in May 1996 and Computer Business Systems, Inc. and Home Care Information Systems, Inc. in February 1997. As part of its business strategy, the Company frequently evaluates potential acquisitions of additional complementary businesses, products, services and technologies. Although Medic has acquired businesses and effectively integrated their operations into the Company in the past, there can be no assurance that the Company will be able to continue to identify attractive targets and make successful acquisitions in the future or that any such acquisitions will be effectively integrated into the Company's operations.

PRODUCTS AND SERVICES

   PRACTICE MANAGEMENT SOLUTIONS

   +MEDIC PM SYSTEM

     The Company's core product is the +Medic PM System. The +Medic PM System includes software applications which automate the financial, administrative, practice management and clinical information requirements of medical group practices. The +Medic PM System is modular to facilitate the addition of new applications. The +Medic PM System modules are designed to collect, process, report and electronically transmit data. The +Medic PM System operates on IBM's UNIX-based (AIX) RISC System/6000 ("RS/6000"), which meets the needs of different size practices from the small group practice to the large MSO.

     Management believes the +Medic PM System meets the information requirements of most traditional medical specialties and practices in the United States. The price of the +Medic PM System depends upon a number of factors, including size of physician practice and number of system users, and ranges from approximately $20,000 to over $1,000,000. The +Medic PM System includes a software license, hardware, installation and training and a limited warranty on hardware and software through the manufacturer's warranty and 60 days' free maintenance, if applicable, on hardware and 90 days' free maintenance on software provided by the Company.

     The +MEDIC PM software includes basic business applications modules as standard features, as well as advanced applications modules for an additional fee. These modules include, but are not limited to:


       +MEDIC PM SYSTEM                          CAPABILITIES

       FINANCIAL APPLICATIONS
       Patient Billing..................         Prepares patient statements. Accommodates family billing or  individual patient billing and open item billing.
       *FastBill........................         Electronically receives patient billing information from medical practices, then processes, prints and mails bills and provides billing  reports to the practice.
       Insurance Processing.............         Processes and prints insurance claims. Coordinates benefits when multiple insurance carriers are involved. Tracks payment and aging of all claims.
                                                 Recognizes date sensitive pricing from up to 900 charge slots.
       Refund Processing................         Prints refund checks for all credit balances owed to the patient, insurance company or guarantor, and automatically posts adjusting entry to patient account.
       Collections......................         Monitors the effectiveness of collection efforts. Standardizes in-house adjusting entry collection procedures.
       *Collection Download.............         Creates a sequential file of collection information for submission to a third party collection agency.
       *Electronic Claims Submission....         Electronically submits insurance claims to payor.
       *FastClaim.......................         Electronically receives insurance claims from medical practices and submits them, either electronically or on paper, to the appropriate payors for payment.
       *Electronic Remittance...........         Electronically posts insurance payments to claims.
       *ANESTHESIA......................         Recognizes and collects anesthesia specific information such as CRNAs and start/stop time, prepares claim information accordingly and tracks concurrent services.
       ADMINISTRATIVE APPLICATIONS
       Appointment Scheduling...........         Automates appointment scheduling. Provides on-line patient cancellation history and outstanding balances due.
       Correspondence...................         Integrates word processor with database to allow user to create form and other types of repetitive correspondence.
       *Patient Manifest................         Tracks a patient's movement between departments or sections within a medical facility.
       +*CodeLink.......................         Automates the lookup/research functions of selecting CPT-4 and ICD-9 codes. Can be supplemented by the inclusion of Context codes.
       *MPI/MMI.........................         Links patient and demographic information between multiple companies in order to maintain real time information updates.
       PRACTICE MANAGEMENT APPLICATIONS
       Management Reporting.............         Generates reports including aged accounts receivable, aged insurance claims, physician financial analysis, audit report, receipts analysis, service analysis, HMO financial and procedure analysis.
       Inform Report Generator..........         Generates statistical reports from +MEDIC database in customer-designed formats for practice management analysis.
       Graphic Analysis.................         Produces graphs displaying practice management information.
       HMO Tracking.....................         Tracks HMO charges and analyzes them for profitability to help the practice monitor treatment patterns.
       *Managed Care Module.............         Designed to allow practices to track incoming and outgoing referrals, verify eligibility more efficiently and collect co-pays.  Generates reports to allow practices to analyze profitability.

       +*Companion Report Writer........         Allows customer to design reports needed for management and financial analysis. Can consolidate information from multiple databases and format information for importing into other products and allows for user interaction when processing reports.
       *DIAGRAM.........................         Collects, displays and reports data related to certain +MEDIC functions.
       *AutoPilot.......................         Allows customer to automate system functions, such as reports, for execution at a later time.
       CLINICAL APPLICATIONS
       Patient Medical History..........         Stores and allows retrieval of patient medical history such as allergies, current and past diagnoses, medications previously prescribed and chronic illnesses, disabilities or restrictions.
       *Patient Surveillance............         Allows automated treatment plan and tracks patient compliance.

       DATA COMMUNICATIONS AND TRANSFERS CAPABILITIES
       *Medic HL7 Real-time Bi-directional
       Interfaces.......................         Support data exchange using the industry standard HL7 interface specification.
                                                 Allow practices to send and receive patient demographic, encounter, financial and appointment information from the third party and Hospital Information
                                                 Systems.
       *Medic Batch Interface Options....        Support a variety of options for interfacing data in a batch mode. Practice may optionally send full historical information or daily additions and updates of patient demographic, encounter, financial and appointment information.

       *Medic Terminal Emulation........         Provides access to a host computer at a hospital over an SNA network or asynchronous dial-up connection. Provides users on the +Medic PM System the ability to sign on and use the hospital application directly from a +MEDIC terminal.


* Available for an additional fee but not as a standard feature in the +Medic PM System software.

+ A third-party product the Company integrates with the +Medic
PM System software.

     Enhancements to the +Medic PM System software completed in 1996 and in the first quarter of 1997 include Date Sensitive Pricing, Electronic Remittance enhancements, CodeLink 7.0.1 integration and Companion Report Writer, as described above. The MPI/MMI module is currently in release.

     In addition to its ongoing efforts to upgrade and enhance the existing +Medic PM System, the Company has developed a new practice management product, the +MEDIC Vision System.

   +MEDIC VISION SYSTEM

      To meet the complex information needs of Integrated Delivery Systems
(IDSs), Management Services Organizations (MSOs) and large medical groups, Medic Computer Systems has developed the +MEDIC Vision System. This powerful suite of applications, along with Medic's technology, can unite a complicated network of healthcare providers into a single integrated organization. The +MEDIC Vision System is designed to work in both managed care and fee-for-service environments, and allows for effective control and integration of financial, administrative, managed care and clinical data within the organization and healthcare community. The +MEDIC Vision System builds on the power of each individual product through a shared database and internal and external integration -- providing resources to increase productivity, enhance service levels, and control and reduce costs. The product runs on the RS/6000 which permits multiple provider locations and a large physician base allowing for creation of community-based networks and streamlining the process of centralizing management information needs. +MEDIC Vision System generally includes software licensing, hardware, installation and training, integration, networking, data conversion and a hospital system interface; additionally, we offer service and maintenance.

The table below briefly describes the basic features of +MEDIC Vision product suite of products.

        +MEDIC VISION SYSTEM                 CAPABILITIES
        Informix Relational Database.......  Provides quick access to data and greater analysis capability. One
                                             of the leading relational database
                                             management systems, Informix is
                                             also open database compliant
                                             (ODBC), in keeping with Medic's
                                             commitment to open architecture.
        4GL Development Environment........  Written in a fourth generation programming language. Reduces time
                                             and costs associated with updates
                                             and enhancements.
        Single Patient Database............  Provides internal integration among
                                             MEDIC Vision products. This
                                             single database is a central
                                             depository for a patient's
                                             demographic, financial, clinical
                                             and managed care information.
        Security..........................   Controlled access into the
                                             applications and the database. A
                                             comprehensive and restrictive
                                             security system includes a "view
                                             only" mode which allows users to
                                             query without the ability to edit.
        Audit Trails.....................    Track data entry at the user level,
                                             automatically logging all changes
                                             made to files. View who made the
                                             change, when the change was made
                                             and review what the entry was prior
                                             to the change.
        Standard and Customized External
        Links...........................     Allow for controlled exchange of
                                             critical information within and
                                             outside the +MEDIC Vision network,
                                             regardless of communications
                                             protocols or host system.
        IBM RS/6000 and AIX Operating
        System..........................     Utilizes Reduced Instruction Set
                                             Computing (RISC) to provide
                                             enhanced processing speed and
                                             performance capabilities. The
                                             system is expandable in memory,
                                             storage and terminal/printer
                                             counts.


+MEDIC Vision System is a comprehensive healthcare information system. The fully integrated software applications include:

(Bullet) +MEDIC Vision/PM -- Practice Management Application
(Bullet) +MEDIC Vision/MCO -- Managed Care Organization Application (Bullet) +MEDIC Vision/IQ -- Business Intelligence Tools
(Bullet) +MEDIC Vision for Windows -- Graphical User Interface
(Bullet) +MEDIC Vision/Link -- Industry Standard Interfaces
(Bullet) +MEDIC GPI -- Global Person Index
(Bullet)  EDI Network -- Electronic Data Interchange Network Services

+MEDIC VISION/PM is the foundation of the +MEDIC Vision System and provides a comprehensive package of patient management, administrative and managed care applications. +MEDIC Vision/PM is built on the concept of a single patient database, providing a patient-centered approach to practice management. +MEDIC Vision/PM integrates with other products in the +MEDIC Vision System, including +MEDIC Vision/MCO and AutoChart, to provide a single system for efficiency and convenience, with all data in the same database.

       +MEDIC VISION/PM                     CAPABILITIES
       Customizable Patient
       Registration......................   Supports the registration workflow
                                            of each practice. Screens are
                                            presented based on user-defined
                                            parameters and request only the
                                            information specified by the
                                            practice.
       Appointment Scheduling............   Allows for scheduling preferences
                                            based on user login. Access is
                                            from multiple points and is
                                            designed for large environments
                                            with multiple departments and
                                            locations. A wait list is also
                                            available.
       Patient Accounting................   Integrated billing, insurance
                                            claims, adjustments and collections.
       Reporting.........................   Through standard reports and
                                            standard SQL, providing a range of
                                            query tools to meet the needs of
                                            both novice and expert users.
       Audit Trails......................   Track data entry at the user level,
                                            automatically logging all changes
                                            made to files. View who made the
                                            change, when the change was made
                                            and review what the entry was prior
                                            to the change.
       Managed Care......................   Helps track insurance and managed
                                            are requirements to ensure
                                            compliance and reimbursement.
                                            Features include: Insurance
                                            contracts and rules; Capitation
                                            monitoring; Eligibility
                                            notification; and Referral
                                            tracking.
       Personal User Profile............    To customize workflow at the
                                            individual user level.
       Job Server........................   An automated assistant for
                                            repetitive tasks, such as running
                                            a specified set of reports at a
                                            particular time of day.
       Forms Designer....................   To customize the full range of
                                            forms included with +MEDIC
                                            Vision/PM and all other +MEDIC
                                            Vision products.


+MEDIC VISION/MCO is a management application designed specifically for use in a full or partial risk environment. The real power and benefits are realized when participating physicians incorporate +MEDIC Vision/PM, AutoChart and other +MEDIC Vision products into a single system. However, an open, flexible architecture enables companies with other applications to utilize +MEDIC Vision/MCO throughout their organization.


        +MEDIC VISION/MCO                    CAPABILITIES
        Automated Workflow Management......  Automatically routes referral requests and claims based on
                                             user-defined parameters. Enables
                                             you to better manage workflow -
                                             directing denied, pending or failed
                                             claims for follow-up or flagging
                                             referral requests for additional
                                             information. Eliminates the paper
                                             chase and the need for additional
                                             data entry.
        Benefits Management................  Integrates with +MEDIC Vision/PM allowing a Single Person Index
                                             containing demographic, insurance
                                             and financial information.
                                             Includes electronic updates, edit
                                             tracking history for member
                                             information, and correspondence
                                             capabilities. Also provides
                                             employer products management.
        Referral Management................  Provides a paperless follow-up and management referral process.
                                             Handles referrals for physicians
                                             using +MEDIC Vision/PM and uses
                                             ANSI X(12) link for referrals
                                             outside the +MEDIC Vision network.
                                             Includes plan-specific rules for
                                             automatic adjudication,
                                             auto-approval capability and
                                             automatic notification to members
                                             as well as requesting and
                                             receiving providers.
        Incurred But Not Realized (IBNR)
        Calculations........................ Allow estimating the cost of referrals for services prior to
                                             the actual performance.

        Integration with Appointment
        Scheduler..........................  Shares files with +MEDIC Vision/PM to allow users instant access to
                                      8
                                             authorization requirements,
                                             provider information, PCP
                                             information, member benefit
                                             limits, insurance product rules
                                             and required co-pay amount.
        Management Reporting and
        Analysis......................       Includes over 30 standard reports.
                                             Can also use an SQL report writer
                                             or +MEDIC Vision/IQ for ad hoc
                                             reporting.
        Claims Processing.............       Provides automatic review of
                                             patient eligibility, insurance,
                                             product benefits, limitations and
                                             reimbursement rules. Allows for
                                             user-defined contractual
                                             agreements. Provides for automatic
                                             claim entry and payment to
                                             providers with +MEDIC Vision/PM
                                             and sites outside the +MEDIC
                                             Vision network.
        Risk Management/Capitation........   Incorporates user/contract defined
                                             rates as the basis for payment of
                                             capitation to providers (both
                                             Primary Care and specialty).
                                             Features capitation rate tables,
                                             stop loss limits for each plan,
                                             user-defined withholding tables and
                                             check processing
        Utilization Management.............  Enables tracking and analysis of referral and claim activity with
                                             an extensive range of sort and
                                             selection criteria.


+MEDIC VISION/IQ is a set of Windows-based tools for data analysis and reporting. The tool-set includes two business intelligence applications from Cognos -- PowerPlay,(R) for On-line Analytical Processing and Impromptu,(R) for interactive database reporting. +MEDIC Vision/IQ also includes customized DataMaps which allow you to use these powerful tools with the +MEDIC Vision database.

        +MEDIC VISION/IQ                     CAPABILITIES
        Object-Oriented Architecture...      Ensures control, global changes
                                             and administrative consistency.
        CognosScript...................      For building powerful macros.
                                             Custom applications can be created
                                             using CognosScript(TM) or any
                                             environment that supports OLE
                                             Automation.
        Information Catalog............      Insulates users from technical
                                             aspects such as SQL syntax and
                                             cryptic table and field names.
                                             This LAN-based repository of
                                             business knowledge and data-access
                                             rules protects the database from
                                             repeated queries and unnecessary
                                             processing.
        InstantReporting...............      Makes it easier for users to build
                                             and run reports. Predefined report
                                             templates and headstarts (page and
                                             screen formatting) let users
                                             simply add data to Impromptu.
        Standard Reporting.............      For creaton and distribution of
                                             standard reports.
        Interactive Reporting..........      Unifies querying and reporting in a
                                             single interface. Uses frames as
                                             the basis to build reports quickly
                                             and easily.
        PowerCubes.....................      Provide analysis capability for
                                             managers. Source data is highly
                                             compressed to create a compact PC
                                             data file, which enables faster
                                             exploration of data.
        Easy-to-use Interface..........      To find, view and manipulate data
                                             with the click of a mouse.
        Flexibility and Scalability....      To process enterprise data on
                                             server platforms for unmatched
                                             data and resource manageability.
        DataMaps......................       Make Cognos tools valuable and
                                             relevant to the +MEDIC Vision
                                             System by providing catalogs for
                                             +MEDIC Vision data.
        Training and Assistance.......       To learn the Cognos tools and
                                             customize reports.


+MEDIC VISION FOR WINDOWS is an optional graphical interface for +MEDIC Vision/PM. Developed for Windows 95 and Windows NT, the interface provides the ability to customize the front-end of +MEDIC Vision/PM to meet practice procedures requirements. The interface is based on a workflow concept which allows assignment of specific application activities and workbooks.

        +MEDIC VISION FOR WINDOWS            CAPABILITIES
        Activities.....................      All the functions of the
                                             application structured in a flat
                                             list. Activities are specific tasks
                                             performed at a practice or
                                             administrative office, such as Book
                                             Patient Appointment, Charge Entry
                                             or Payment Entry. Activities can
                                             also be specific topics of
                                             information that need to be
                                             tracked, such as Patient
                                             Demographics, Immunizations or
                                             Claim History.
        Workbook....................         A grouping of select Activities
                                             used to organize a user's workflow.
                                             For example, if a user typically
                                             performs a specific set of
                                             Activities when checking-in a
                                             patient, those Activities would be
                                             assigned to the Check-in Workbook
                                             for easy access and flow.
        Pre-Defined Workbooks.........       Containing a suggested
                                             framework of Workbook names and
                                             their related Activities for common
                                             workflows. These can be used "as
                                             is," making the initial set-up
                                             easier and more efficient.
        Workflow Customization........       Allows definition of a specific
                                             step-by-step sequence for each
                                             business process based on practice
                                             procedures (i.e., new patient
                                             registration, patient check-in,
                                             etc.), by assigning related
                                             Activities to Workbooks.
        User Customization............       Provides further refinement, by
                                             allowing the definition of the
                                             Activities in a Workbook on an
                                             individual user basis. (i.e.,
                                             Patient Check-in Workbook can be
                                             defined to not display payment
                                             history to front-desk personnel.)
        Security.......................      Through controlled access to
                                             information. With customization,
                                             users follow a pre-defined sequence
                                             and are not presented with the
                                             option to access data outside of
                                             their clearance level.
        Intuitive Windows Interface.....     Provides point-and-click, icons,
                                             check boxes and pull downs for
                                             easy data entry and navigation.
                                             Also features keyboard accelerator
                                             and shortcut keys for users who
                                             prefer keyboard rather than mouse
                                             control.
        On-Line Help....................     Includes complete on-line help for
                                             the application with Help Topics,
                                             Index and Find features;
                                             automatically displayed field
                                             level help messages on the status
                                             bar; and context sensitive help
                                             for feature-specific assistance.


+MEDIC VISION/LINK provides industry standard interfaces which enable the exchange of information with other healthcare information systems. The links are compliant with HL7, ANSI X(12) and ASTM standards. +MEDIC Vision/Link facilitates sharing information with hospitals, pharmacies, labs, physicians, insurers and employers.



        +MEDIC VISION/LINK                   CAPABILITIES
        HL7 Bi-directional Demographic
        Link..............................   A real time bi-directional
                                             interface of patient demographic
                                             data. The interface supports
                                             optional data for employers,
                                             responsible parties, primary
                                             patient insurance and patient
                                             diagnosis.
        HL7 Bi-directional Charge/Payments
        Link..............................   A real-time bi-directional
                                             interface of patient financial and
                                             encounter data. Typically used for
                                             inloads of charge data from lab and
                                             radiology systems.
        HL7 Appointment Scheduler Link.....  A real-time bi-directional interface of appointment scheduling
                                             data. Also includes a Batch
                                             Outbound Appointment Scheduling
                                             Link, a one-way batch interface out
                                             of Vision, which allows for the
                                             creation of batch files listing
                                             future appointments. (The one-way
                                             batch link is also available
                                             separately.)
        ANSI X(12) Eligibility/Membership
        Link...............................  A real-time bi-directional interface which exchanges member,
                                             insurance coverage dates, insurance
                                             plan limits, procedure level
                                             eligibility and primary care
                                             physician information. (Includes
                                             BATCH

                                             Eligibility/Membership link.)

        ANSI X(12) BATCH
        Eligibility/Membership Link.......   A batch inload of eligibility
                                             information from an Employer or
                                             Insurance payer.

        ANSI X(12) Referral Link...........  A real-time bi-directional interface which processes incoming
                                             and outgoing referrals with a
                                             pre-determined sequence of
                                             approval status. This supports
                                             pre-certification of outgoing
                                             referral patients and allows for
                                             the import of incoming patient
                                             referrals.
        ANSI X(12) Batch Referral Link...... A batch interface of outgoing referrals by insurance company.
                                             This interface creates a list of
                                             outgoing referrals that are sent to
                                             another system for approval. This
                                             interface also includes incoming
                                             referral requests and approved
                                             referrals from the external system.


+MEDIC GPI is the global or master person index for the entire Integrated Delivery System (IDS), providing the healthcare community with a repository of demographic and encounter data for patients, responsible parties, employers, providers and other "persons." +MEDIC GPI interfaces not only with all +MEDIC products, but also with other healthcare information systems throughout the IDS; including hospitals, labs, pharmacies and home health.

        +MEDIC GPI                           CAPABILITIES
        Interface Engine Independence......  Although the GPI requires an interface engine be used for
                                             extended translation capabilities
                                             and message routing, the GPI is
                                             not dependent on the functions of
                                             any specific interface engine.
        Electronic Data Inload.............  A batch inload that allows participating foreign systems to
                                             populate the GPI with existing
                                             data.
        Person Matching Algorithm..........  Ensures persons/patients are not duplicated within the GPI
                                             database.
        Person Identifier Table............. Maintains the identifier and usage for each person for each
                                             foreign system.
        Industry Standard HL7 Interface..... For all data exchanges.
        Extended Code and Mapping
        Tables.............................. Are provided within the GPI, placing minimal requirements on
                                             participating foreign systems.
        Lookup Function..................... Standard HL7 queries to the GPI which allow foreign systems to
                                             retrieve lists of patients
                                             matching selected criteria and/or
                                             detailed demographic and encounter
                                             information.
        Add/Update Function................. Allows adding to or updating the
                                             GPI through the GPI File
                                             Maintenance function, or
                                             real-time, or via HL7 with either
                                             a batch download or the File
                                             Maintenance function on a foreign
                                             system.
        Broadcasting of Updates............. From the GPI to
                                             foreign systems. This is an
                                             optional feature, and the method of
                                             broadcast is configurable by the
                                             GPI administrator on a
                                             system-by-system basis.
        Accessibility......................  Can access the GPI through a foreign system or directly through
                                             a separate Windows GUI application
                                             which provides access to GPI data
                                             and functionality.
        Scalability........................  With three-tier client/server architecture for application
                                             partitioning across multiple
                                             application servers to handle high
                                             transaction volume. Informix
                                             database accommodates large
                                             healthcare communities.
        Transaction Logs...................  To record and track
                                             inbound and outbound transactions.
                                             As data is received, it is placed
                                             in the logs sequentially and
                                             processed accordingly. Transactions
                                             can be flagged to prioritize
                                             requests.

   OTHER PRACTICE MANAGEMENT SOLUTIONS

     The Flexible Package is the principal product acquired in the acquisition of Elcomp and runs primarily on the RS/6000 under AIX.

     Excalibur Practice Management System ("Excalibur") is the primary product acquired in the acquisition of Execu-Flow. Excalibur runs on Intel Pentium Servers under SCO-UNIX and XENIX operating systems.

     BASEMED is the principal product acquired in the acquisition of Compudata and runs on Intel Pentium System PCs under SCO-UNIX.

     MED-1 is the primary product acquired in the acquisition of National Medical. MED-1 is DOS-based and runs on Intel Pentium PCs.

     Script, the practice management product acquired from Infomed, runs on RS/6000 and Intel Pentium Servers under SCO-UNIX.

       CS Med is the practice management product acquired from CompuSystems, runs on Intel Pentium PCs under Novell Netware.

     The Company also offers EZ-Cap, a managed care information system designed by Fred Rothenberg & Associates. EZ-Cap is a PC/network-based software product consisting of eight modules that can be sold separately. Modules include applications for eligibility and benefit plan management, electronic download of eligibility information from an HMO, referral tracking, claims adjudication, report writer, capitation, electronic claim inload and electronic referral inload.

   CLINICAL SOLUTIONS

      The Company has developed and sells clinical information management system products to address specific needs of medical group practices and other healthcare providers. These clinical information management system products can be integrated with the Company's practice management system products to enhance the capabilities of those practice management system products. The Company's clinical information management system products include AutoChart, AutoImage and FasTracker.

AUTOCHART is a computer-based, patient record system that reduces the time needed to create, store and retrieve patient medical records. This point-of-care
(POC) product runs on a PC or on a wireless portable pen unit, capturing the clinical data for the +MEDIC Vision database which resides on the system server.

        AUTOCHART                            CAPABILITIES
        Problem-Oriented Summary...........  Allows for access, review and print sections from a patient
                                             record, highlight current problem
                                             list, current medications, test
                                             results, allergies, vital signs,
                                             recent chart notes, special chart
                                             entries, hospital admission /
                                             discharge data and other pertinent
                                             information.
        Automated Chart Dictation........... Utilizes templates and glossaries that enable physicians to point and
                                             click to document 80-95% of a
                                             typical visit with pre-defined
                                             text, creating a comprehensive
                                             medical record while reducing
                                             documentation time.
        Automated Correspondence............ Inserts patient demographic data and medical notes from the
                                             patient's chart into standard
                                             letter templates. Letters can be
                                             printed for mail, faxed or
                                             transmitted electronically.
        Automated Prescriptions............. Allows for automatic printing and faxing of prescriptions.
        Automated Drug Information.......... Through Medi-Span Electronic Drug
                                             File. Provides information on
                                             approximately 87,000 variations of
                                             medications. Allows for drug-drug,
                                             drug-food and drug-allergy
                                             interactions checks. Shows
                                             contra-indications based on disease
                                             state, duplicate therapy and
                                             inappropriate dosage.
        +MEDICLab........................... Optional clinical laboratory interface software which
                                             substantially reduces the time
                                             spent on daily lab activities by
                                             automating lab requisition and
                                             results recording into AutoChart.
        Internal Integration................ Shares a common patient record with +MEDIC Vision/PM and +MEDIC

                                             Vision/MCO.
        External Integration................ Uses batch download and file-server interfaces to integrate with sites
                                             using other practice management
                                             systems.
        Powerful Reporting Capability....... With +MEDIC Vision/IQ.
        Radio Frequency Portable Pen
        Unit................................ Provides a mobile point of care system, with built-in
                                             transmitter that provides wireless
                                             communications anywhere in the
                                             practice.

AUTOIMAGE is a computerized document management system which scans paper documents into electronic files for storage, indexing and retrieval. When used with the AutoChart patient record system, AutoImage allows the linkage of a scanned document to a patient's electronic chart record.

        AUTOIMAGE                            CAPABILITIES
        Bar-code Recognition................ Supports recognition of one and two dimensional bar-codes, and can
                                             recognize over 2,000 characters per
                                             bar-code.
        OCR Scanning Software............... For document indexing. Allows set-up of templates for automatic
                                             extraction of key information for
                                             documents that share a similar
                                             format.
        Scanner..............................Supports Simplex and Duplex; Video
                                             and SCSI scanners.
        Fax..................................Supports both inbound and outbound fax transmission.
        Scan Rates...........................Supports up to 40 pages per minutes. Scans singly or in batch
                                             mode.
        Standard Image Support...............Includes TIFF, PCX, DCX and JPEG
                                             file formats.

   New enhancements to AutoChart include Work Flow, Order Entry and Preventive Health Maintenance. Work Flow features a Provider Information Manager (PIM) that allows users to track daily schedules, To Do lists, messages, and clinical information such as x-rays and lab results. Order entry allows users to electronically generate and print orders (lab, x-ray, etc.) in a standard format. Preventative Health Maintenance provides caretakers the ability to monitor patients and administer care based on clinical preventive service guidelines established by the U. S. Preventive Services Task Force (USPSTF).

   EDI NETWORK SOLUTIONS

   CURRENT EDI SOLUTIONS

     Medic has developed software allowing it to offer transaction-based EDI network solutions, including electronic patient billing, insurance claim processing and patient payment posting. These services address the needs of patients, physicians and third-party payors to increase efficiency and reduce overall costs. In 1996, revenues from EDI services accounted for almost 19% of Medic's total net revenues. The Company provides EDI solutions to customers for a transaction-based fee and/or monthly flat fees. The Company's EDI services are processed through its computer network based in Austin, Texas. The Company outsources to third parties certain non-proprietary portions of its EDI services, such as printing bills and providing lockbox services.
Current EDI services include:


        EDI SERVICES                         CAPABILITIES

        FastClaim........................    Electronically receives insurance claims from medical
                                             practices and submits them, either electronically or on
                                             paper, to the appropriate payors for payment.
        FastBill.........................    Electronically receives patient billing information from
                                             medical practices, then processes, prints and mails bills
                                             and provides billing reports to the practice.
        FastCollect......................    Electronically processes a variety
                                             of professionally written
                                             collection memos and letters, all
                                             of which meet the necessary legal
                                             requirements. Documents


                                             are transmitted through the EDI network,
                                             printed and mailed first-class within 24 hours.
        FastReceipt......................    Receives patient payments, records them and places a
                                             record in the medical practice's electronic mailbox for
                                             retrieval. Automatically posts payments to the practice
                                             upon its retrieval of the record.

   NEW EDI SOLUTIONS

     New EDI products anticipated in 1997 include: FastEligibility, which is designed to allow the verification of patient eligibility for insurance benefits directly from our practice management application; FastReminder, an automated patient medical appointment reminder; FastScript, designed to allow electronic processing of patient prescriptions from within Medic applications directly to participating pharmacies; and FastRemit, designed to collect insurance explanation of benefits reports electronically, giving the medical practice the ability to automatically post insurance payments to their patient accounts.

     All of these products are currently in beta testing and are expected to be released in the second or third quarter of 1997.

SUPPORT SERVICES

     As of December 31, 1996, the Company had approximately 670 employees providing hardware and software maintenance, systems installation, training and support. Support teams assist customers throughout the course of their relationship with the Company, providing services which include installation planning, installation, ongoing training and support.

     The Company provides software maintenance to approximately 90% of its customers and hardware maintenance to approximately 74% of its customers under software and hardware maintenance contracts. These services include software enhancements, phone support, hardware repair and field support.

     The Company's products are installed on hardware and tested by Company service technicians prior to delivery. On-site installation assistance includes system design, file builds, planning the equipment environment, site preparation and training. Company-designed procedures are used to instruct the customer in data entry. The Company's service technician finalizes the system assembly and tests the system at the conclusion of the installation.

         Two days of comprehensive classroom training are generally included in the training package for an average +Medic PM System. Training is available at 20 centers across the country. In addition to the classroom training, five or more days of on-site training are provided in connection with the purchase of the +Medic PM System. Advanced seminars and one-day review classes are also offered. Follow-up seminars provide additional training on the +Medic PM System and update the user on software enhancements. Medic offers an extensive curriculum to help all levels of +MEDIC Vision users become more proficient and productive. Courses range from a basic introduction to customized advanced technical training. Medic also offers "Train the Trainer" workshops to give the MIS and training team the knowledge and skills needed to conduct +MEDIC Vision classes for the organization. The +MEDIC Vision curriculum is offered on-site or at regional training centers.

     The Company believes that support is critical to the successful installation and ongoing operation of its products and it has dedicated substantial resources to customer support. The Company's hotline telephone service is available seven days per week. Hotline service personnel answer general questions about the system and solve operational difficulties. In-house technical and research and development staff support the hotline staff on operational questions which are more complex and require additional technical expertise. The hotline staff works closely with the Company's field support technicians to solve customer problems.

 HARDWARE AND PERIPHERALS

     As part of its product offerings, the Company sells computers, terminals, printers, modems and other peripherals. Many medical practices require additional peripherals as their practices grow. The +MEDIC PM and +MEDIC Vision Systems operate on the RS/6000 which meets the needs of different size practices from the small group practice to the large MSO. In 1996, Company was IBM's largest RS/6000 healthcare industry remarketer in the United States and remains an IBM Business Partner. The Company typically purchases hardware from IBM and other vendors under agreements which expire annually. These agreements are typically renewed in the ordinary course of business and the Company has no reason to believe that the agreements will not be renewed. The agreements contain certain performance provisions which the Company has in the past met or exceeded. The Company believes that its relationships with its vendors are good. The Company generally maintains a 30 to 45 day supply of computers, terminals, printers, modems and other peripherals in order to meet its customer delivery requirements.

SALES AND MARKETING

     The Company markets its products to new customers through a direct sales force consisting, as of December 31, 1996, of 58 sales representatives and six regional sales vice presidents located throughout the United States. Certain of these sales representatives concentrate on sales to hospital organizations, MSOs, MCOs, and IDNs. In addition, another sales group consisting of a customer sales vice president, 13 territory managers and 12 inside sales representatives call on existing customers and sell system upgrades and related products and services. The sales force receives marketing and administrative support from 22 additional employees and a national vice president in marketing and sales.

     The Company generates sales through referrals from customers and practice management consultants, industry seminars, trade shows, direct mail campaigns and advertisements in trade journals. The Company's direct sales force calls on potential customers to attempt to bring systems sales to closure. Smaller systems sales generally involve a sales cycle of 60 to 90 days. Larger systems sales typically involve a bidding and negotiation process which can extend the sales cycle from 90 to 180 days or longer. The Company does not provide its customers with contractual rights to return its products. Standard payment terms include a 25% down payment with the balance due at delivery of the products to the customer. However the Company's larger customers, in particular, have generally been granted extended payment terms to more closely match the time required by the customer to integrate the +Medic PM System or +MEDIC Vision System throughout their organization after the installation of the system.

     In an effort to maintain close contacts with its customers, the Company publishes monthly and quarterly newsletters which detail training class schedules, locations and availability and new product offerings and releases. The Company also sponsors an annual national users' conference which includes seminars and training for system users. Medic has established a program in an effort to help customers better utilize their system through periodic visits and reviews by senior customer support analysts. While the review is offered at no fee, the analysis and recommendations of the analyst may result in additional revenue for the Company when additional products and services are recommended to help increase the efficiency of the practice. Finally, the Company maintains contacts with users and practice management consultants by sponsoring a users' group forum in which medical practice administrators, physicians and medical practice consultants meet to discuss available technology.

CUSTOMERS

     The Company has approximately 10,000 physician practice management systems installations serving an estimated 50,000 physicians in more than 40 medical specialties ranging in practice size from one to approximately 350 physicians. In addition, the Company has over 600 home health care system installations. The Company markets its products to substantially all major specialties including family practice, orthopedics, obstetrics and gynecology, internal medicine and cardiology. The Company believes the +MEDIC PM and +MEDIC Vision Systems and its other practice management system products provide the flexibility required for most medical practices from single physician practices to large healthcare providers. The Company believes that an increasing portion of its sales are likely to be made to hospitals, MSOs, PHOs and other large healthcare providers; and certain of its sales representatives concentrate on this market opportunity. The Company operates predominately in a single market, physician practice management systems, and would be materially adversely affected by an overall decline or other material change in this market. Furthermore, during 1996 appro-ximately 80% of the Company's net revenue was derived from sales of the +MEDIC and +MEDIC Vision Systems and related products and services. There can be no assurance that sales levels of the +Medic PM System or +MEDIC Vision System will increase or be sustained.

STRATEGIC ALLIANCES

     The Company believes that its sales efforts can be enhanced and leveraged through collaborative and strategic alliances with other companies providing optimal, leading-edge applications and technology in and to the healthcare industry. Medic currently has a preferred vendor agreement with Columbia/HCA, one of the nation's largest providers of healthcare services, and Tenet Healthcare Corporation. In addition, Medic has an exclusive preferred vendor agreement with MedPartners, Inc. Medic is also developing a strategic relationship with IBM Corporation to deliver enterprise solutions and networks for community health information systems (CHINS) through IBM's Open Healthcare Alliance. Medic has also signed a letter of intent with IBM Global Services to deploy electronic prescription capability between its mutual clients beginning the second quarter of 1997. Medic has strategic development relationships with Informix, Cognos, and Microsoft. The Company believes that strategic alliances represent a new opportunity to reach broader markets and to provide additional opportunities to sell Company products and services to Integrated Healthcare Organizations. The above agreements are non-exclusive and no assurances can be made that sales or services will be forthcoming under any of these agreements.

PRODUCT DEVELOPMENT

     As of December 31, 1996, the Company had 170 employees on its product development team who are responsible for programming and development, new technology, special projects and quality control. The Company has no material customer sponsored research and development activities, nor any vendor providing material development expertise or resources to the Company at this time.

     The market for physician practice management systems is characterized by continual change and improvement in computer hardware and software technology, as well as in services. The basic software for +Medic PM System, which was first introduced in 1982, has been upgraded and enhanced on an ongoing basis by the Company. In addition, to meet the needs of large medical groups, integrated practices and physician management organizations, in 1995 the Company introduced a new practice management product, +MEDIC Vision. +MEDIC Vision System is written in a fourth generation programming language (4GL) and uses an Informix database.

     Although the Company believes that its products and services continue to be competitive in the marketplace, the Company intends to continue to upgrade and enhance its products and services. The Company's success will depend upon its ability to enhance its current products and services, to introduce new products and services which keep pace with technological and market developments and to address the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing and marketing, on a timely basis, product or service enhancements or new products or services that respond to advances by others, or that its new products or services will adequately address the needs of, or be accepted by, the market.

COMPETITION

     The market for physician practice management systems and services is highly competitive. The Company believes that the principal competitive factors in this market are ongoing system service and support, flexibility, price, ease-of-use and compatibility of the system, the potential for product enhancements, customer satisfaction, vendor reputation and financial stability. The industry is fragmented and includes numerous competitors, none of which the Company believes dominates the overall market for physician practice management systems. The Company believes its principal competitive advantages are the features and capabilities of its products and services, the high level of customer support and its long-term relationships with physician practice management consultants. The Company's principal competitors include: other physician practice management companies; software distributors, which sell off-the-shelf programs and compatible hardware to smaller practices where price competition is a significant purchase factor; emerging facilities management companies which offer information systems to healthcare providers; and Hospital Information System Vendors who are acquiring or developing ambulatory care applications and solutions. In addition, healthcare cost containment efforts and other developments in the healthcare market are causing new computer-based systems to be developed to automate and make more efficient the methods for recording and paying healthcare claims. Certain claims processing organizations, hospitals, third-party administrators, insurers and other healthcare organizations now provide computer and/or electronic data transmission systems, which sometimes include medical office management software, to physicians which provide a direct data-link between the physician and the organization. Also, other firms may seek to establish competitive networks linking physicians electronically with a variety of healthcare organizations. While the Company believes that no vendor dominates the overall market for physician practice management systems, certain of the Company's competitors and potential competitors have greater financial, development, technical, marketing and sales resources than Medic. In addition, as the market for the Company's products and services develops, additional competitors may enter the market and competition may intensify. Though the Company believes it is competitively positioned in today's market, there can be no assurance that the Company will be able to compete successfully with its competitors in the future.

PROPRIETARY RIGHTS AND LICENSES

     The Company depends upon a combination of trade secrets, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions and technical measures to protect its proprietary rights in its products. The Company distributes its products under software license agreements which grant customers a nonexclusive, nontransferable license to the Company's products and contain terms and conditions prohibiting the unauthorized reproduction or transfer of the Company's products. In addition, the Company attempts to protect its trade secrets and other proprietary information through agreements with employees and consultants. The Company also seeks to protect the source code of its products as a trade secret and as an unpublished copyright work. There can be no assurance that these protections will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. The Company believes that, due to the rapid pace of innovation within the software industry, factors such as the technological and creative skills of its personnel and ongoing reliable product maintenance and support are more important in establishing and maintaining a leadership position within the industry than are the various legal protections of its technology. In addition, although the Company believes that its products, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future.

     The Medic logo and name, AutoChart, AutoChart for Pen, AutoFax, FastCollect, FastEligibility, FastReceipt, FastReminder, FastRemit, FasTracker, The Flexible Package, +MEDICLab, +Medic PM System, +MEDIC Vision, BASEMED, Script and Script System are trademarks; AutoImage, FastClaim, FastBill, Excalibur Practice Management System and MED-1 are registered trademarks of the Company. This report also includes trademarks and servicemarks of parties other than the Company

GOVERNMENT REGULATION

     The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operation of healthcare facilities. During the past several years, the healthcare industry has been subject to an increase in governmental regulation of, among other things, reimbursement rates and certain capital expenditures. Many lawmakers have announced that they intend to propose programs to reform the U.S. healthcare system. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates and otherwise change the operating environment for the Company's customers. Healthcare providers may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments, including those for the Company's products and related services. Cost containment measures instituted by healthcare providers as a result of regulatory reform or otherwise could result in greater selectivity in the allocation of capital funds. Such selectivity could have an adverse effect on the Company's ability to sell its products and related services. The Company cannot predict with any certainty what impact, if any, such proposals or healthcare reforms might have on its business, financial condition and results of operations.

PRODUCT LIABILITY

     Certain of the Company's products provide applications that relate to patient medical histories and treatment plans. Any failure by the Company's products to provide accurate and timely information could result in claims against the Company. The Company maintains insurance to protect against claims associated with the use of its products, but there can be no assurance that its insurance coverage would adequately cover any claim asserted against the Company. A successful claim brought against the Company in excess of its insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations. Even unsuccessful claims could result in the Company's expenditure of funds in litigation, as well as diversion of management time and resources. There can be no assurance that the Company will not be subject to product liability claims, that such claims will not result in liability in excess of its insurance coverages or that the Company's insurance will cover such claims or that appropriate insurance will continue to be available to the Company in the future at commercially reasonable rates.

FACTORS AFFECTING OPERATING RESULTS AND STOCK PRICE

     The Company's revenues and operating results can vary significantly from quarter to quarter as a result of a number of factors, including the volume and timing of systems sales and installations and product deliveries from the Company's vendors. The recognition of revenue from systems sales is difficult to forecast because the Company's sales cycle can vary depending upon factors such as the size of the transaction and general economic conditions. Because a significant percentage of the Company's expenses are relatively fixed, a variation in the timing of systems sales can cause significant variations in operating results from quarter to quarter. Although the Company believes that systems sales backlog may not be indicative of future results for the following quarter or any particular period, the Company has historically experienced material fluctuations in its systems sales backlog. The Company's future operating results may fluctuate as a result of these and other factors, such as customer purchasing patterns, the timing of new product introductions and product upgrade releases.

     A substantial number of outstanding shares of Common Stock have become eligible for future sale in the public market at various times. Sales of substantial amounts of such shares in the public market could adversely affect the market price of the Common Stock. The stock market has from time to time experienced extreme price and volume fluctuations, particularly in the high technology sector, which have often been unrelated to the operating performance of particular companies. In addition, factors such as announcements of technological innovations or new products by the Company or its competitors or third parties, as well as market conditions in the computer software or hardware industries, may have a significant impact on the market price of the Company's Common Stock.

ITEM 2.  PROPERTIES.

     The Company's principal corporate offices are located at 8601 Six Forks Road, Raleigh, North Carolina 27615. The Company also maintains sales and support offices across the United States. The Company owns a 32,000 square foot facility in Columbia, SC and leases all of the its other facilities, which in the aggregate constitute approximately 219,000 rentable square feet of office space. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.



ITEM 3.  LEGAL PROCEEDINGS.

     As of the date hereof, there are no legal proceedings pending against or involving the Company that, in the opinion of management, could result in a materially adverse change in the business or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1996.

EXECUTIVE OFFICERS OF THE COMPANY
     The executive officers of the Company and their ages as of March 31, 1997 are as follows:

NAME                         AGE     TITLE
John P. McConnell............46      President, Chief Executive Officer
G. Michael Anthony...........48      Vice President-Engineering
Michael J. Custode...........43      Vice President-Product Strategies
Kenneth B. Howard............42      Vice President-Sales and Marketing
Luanne L. Roth...............43      Vice President and Chief Financial Officer,
                                     Treasurer and Secretary
Thomas K. Skelton, Jr. ......36      Vice President-Research and Development
Alan W. Winchester...........41      President-Clinical Products Division

      Mr. McConnell co-founded the Company in June 1982 and has served as President and as a Director of the Company since that time.

     Mr. Anthony joined the Company in December 1982 and has served as Vice President-Engineering of the Company from February 1985 to present and as Manager of the Company's Field Service Department from December 1982 to January 1985.

     Mr. Custode joined the Company in June 1993 following the merger with Execu-Flow where he was a co-founder and served as President from May 1981 until the merger. Mr. Custode has served as Vice President-Product Strategies of the Company since August 1995 and previously served as Vice President - Product Development from June 1993 to July 1995.

     Mr. Howard joined the Company in March 1983 as a Sales Manager and has served as Vice President-Sales and Marketing since February 1993, Vice President-Central Region from January 1991 to February 1993 and Regional Sales Manager from June 1988 to December 1990.

     Ms. Roth joined the Company in March 1985 as the accounting manager and has served as Vice President and Chief Financial Officer, Treasurer and Secretary of the Company from November 1990 to present and as Vice President of Administration and Accounting from January 1989 to November 1990.

     Mr. Skelton joined the Company in January 1994 following the merger with Elcomp where he was Senior Vice President of Operations and has served as Vice President - Research and Development since August 1995. Mr. Skelton served as Vice President - Practice Management Systems with the Company from January to July 1995 and as Vice President - Elcomp Operations from January to December 1994.

     Mr. Winchester co-founded the Company in June 1982 and has served as President - Clinical Products Division since April 1996. Previously Mr. Winchester served as Vice President-Customer Services from February 1993 to April 1996 and Vice President-Sales from June 1982 to October 1989.
Mr. Winchester pursued a Master of Divinity degree from Southeastern Theological Seminary from January 1990 to December 1992 and re-joined the Company in November 1992. Mr. Winchester has been a Director since March 1996.

The success of the Company is dependent to a significant degree on its key management and technical personnel, including its President, John P. McConnell. The Company believes that its continued future success will also depend upon its ability to attract, motivate and retain highly-skilled technical, managerial and marketing personnel. Competition for such personnel in the software and systems integration industries is intense. The loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect on the Company. Although the Company has been successful to date in attracting and retaining skilled personnel, there can be no assurance that the Company will continue to be successful in attracting and retaining the personnel it requires to successfully develop new and enhanced products and to continue to grow and operate profitably.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)  Price Range of Common Stock
The Company's Common Stock trades on the NASDAQ National Market under the symbol "MCSY". The following table sets forth for the periods indicated the range of high and low bid prices for the Company's common stock during 1995 and 1996:

                                                          High      Low

                    January 1, 1995 - March 31, 1995       24.38     14.47
                    April 1, 1995 - June 30, 1995          24.00     18.13
                    July 1, 1995 - September 30, 1995      26.00     17.38
                    October 1, 1995 - December 31, 1995    35.00     24.50

                    January 1, 1996- March 31, 1996        41.13     27.50
                    April 1, 1996- June 30, 1996           49.63     35.25
                    July 1, 1996- September 30, 1996       47.88     26.88
                    October 1, 1996- December 31, 1996     42.38     26.50


(b)  Approximate Number of Equity Security Holders
As of March 26, 1997, the number of record holders of the Company's Common Stock was 164, representing an estimated 8,100 beneficial owners.

(c)  Dividends
The Company has never paid a cash dividend on its Common Stock and anticipates that for the foreseeable future any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA.


The following selected consolidated financial data of the Company for the years ended December 31, 1996, 1995, 1994, 1993, and 1992, have been derived from the Company's audited financial statements, which have been audited by Coopers & Lybrand L.L.P., independent accountants. This data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and with the Company's financial statements and the related notes thereto included elsewhere in this Annual Report.


                                                  Year ended    Year ended     Year ended     Year ended    Year ended
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)          December    December 31,   December 31,     December    December 31,
                                                   31, 1996        1995           1994         31, 1993        1992
Statement of Operations Data                         (6)       (3),(4),(5),(6)     (2), (6)         (1)


Net revenues:
Systems                                             $  92,827      $  77,618       $ 59,794      $ 40,451       $ 48,128
Maintenance, forms and other services                  98,960         75,898         55,561        34,297         27,546
                                                 ------------- -------------- -------------- ------------- --------------
Total net revenues                                    191,787        153,516        115,355        74,748         75,674

Cost of revenues:
Systems                                                55,527         48,275         36,752        25,838         28,897
Maintenance, forms and other services                  59,314         43,846         30,327        19,558         16,807
Total cost of revenues                                114,841         92,121         67,079        45,396         45,704
                                                 ------------- -------------- -------------- ------------- --------------
Gross margin                                           76,946         61,395         48,276        29,352         29,970
                                                 ------------- -------------- -------------- ------------- --------------

Operating expenses:
Sales and marketing                                    17,857         15,001         12,639         8,680          9,205
General and administrative                             10,490          8,503          6,968         5,167          7,723
Amortization of intangible assets                       1,774          2,872          3,088         2,501          2,583
Research and development                               10,155          8,391          5,991         3,358          2,700
                                                 ------------- -------------- -------------- ------------- --------------
Total operating expenses                               40,276         34,767         28,686        19,706         22,211
                                                 ------------- -------------- -------------- ------------- --------------
Income from operations                                 36,670         26,628         19,590         9,646          7,759
                                                 ------------- -------------- -------------- ------------- --------------

Other expense (income):
Interest expense (income), including
  amortization of loan discount                       (2,193)        (1,868)          (317)         (114)          1,205
Provision for capital appreciation rights                 --             --              --            --        (3,345)
                                                 ------------- -------------- -------------- ------------- --------------
Total other expense (income)                          (2,193)        (1,868)          (317)         (114)        (2,140)

Income  before income taxes,
  extraordinary charge and cumulative
  effect of change in accounting principle             38,863         28,496         19,907         9,760          9,899
                                                 ------------- -------------- -------------- ------------- --------------
Provision for income taxes                             14,823         10,102          7,233         3,747            699
Income before extraordinary
  charge and cumulative effect of
  change in accounting principle                       24,040         18,394         12,674         6,013          9,200
                                                 ------------- -------------- -------------- ------------- --------------

Extraordinary charge from early retirement of
  debt, net of income tax benefit of $801                 --             --             --            --          (1,278)
Income before cumulative effect of
  change in accounting principle                       24,040         18,394         12,674         6,013          7,922
                                                 ------------- -------------- -------------- ------------- --------------
Cumulative effect of change in
  accounting principle                                     --             --             --           121             --
                                                 ------------- -------------- -------------- ------------- --------------
Net income                                          $  24,040      $  18,394        $12,674        $6,134         $7,922
                                                 ============= ============== ============== ============= ==============
Pro forma data:
Income before pro forma income tax
  provision                                         $  24,040      $  18,394      $  12,674     $   6,134      $   7,922
Pro forma income tax expense for the
  periods prior to May 31, 1996                           489          1,178            968            --             --
                                                 ============= ============== ============== ============= ==============
Pro forma net income                                $  23,551      $  17,216      $  11,706     $   6,134      $   7,922
                                                 ============= ============== ============== ============= ==============



Pro Forma Earnings per Share:
Pro forma income before extraordinary
charge and cumulative effect of change in
accounting principle(7)                             $  0.95          $0.72          $0.52          $ 0.29            $0.53
Extraordinary charge                                     --             --             --              --            (0.7)

Cumulative effect of change in
 accounting principle                                    --             --             --            0.01               --

Net income (loss) per share (1-7)                   $  0.95          $0.72          $0.52           $ .30            $0.46

Number of shares used in
 computing per share amounts (1-7)               24,782,701     23,952,268     22,514,960      20,888,186       17,408,824


Balance Sheet Data
Net working capital                              $  101,758        $80,094        $21,377         $18,279          $ 9,833

Intangible assets (net)                           $  18,798        $20,445        $12,749         $12,749          $15,250

Total assets                                     $  164,736       $141,463        $53,116         $46,635          $40,233

Long-term debt, less current maturities            $  1,418       $  3,127         $  142              --             $195

Shareholders' equity                             $  129,210       $104,437        $36,595         $32,841         $ 26,743


(1) On June 30, 1993, the Company acquired Execu-Flow Systems, Inc. ("Execu-Flow") in a noncash merger transaction. The merger was accounted for as a pooling of interests and, accordingly, the Selected Consolidated Financial Data and accompanying financial statements have been restated prior to the merger to include the results of Execu-Flow for all periods presented.

(2) On January 18, 1994, the Company acquired Elcomp Systems, Inc. ("Elcomp"). The acquisition was accounted for as a purchase and, accordingly, the Selected Consolidated Financial Data and accompanying financial statements include the results of Elcomp from the date of acquisition.

(3) On August 28, 1995, the Company acquired the assets of Script Systems, Inc. ("Script"). The transaction was accounted for as a purchase, and accordingly, the Selected Consolidated Financial Data and accompanying financial statements include the results of Script from the date of acquisition.

(4) On August 31, 1995, the Company acquired National Medical Systems, Inc. ("National Medical"), through an exchange of stock in a merger transaction. The transaction was accounted for as a pooling of interests but was not material to the Company's results of operations and financial position. Accordingly, the results of operations and financial position of National Medical have been included from the date of the acquisition.

(5) On September 29, 1995, the Company acquired Compudata Professional Systems, Ltd. ("Compudata"). The transaction was accounted for as a purchase, and accordingly, the Selected Consolidated Financial Data and accompanying financial statements include the results of Compudata from the date of acquisition.

(6) On May 31, 1996, the Company acquired all of the outstanding stock of CompuSystems, Inc. ("CompuSystems"), through an exchange of stock in a merger transaction. The transaction was accounted for as a pooling of interests, and accordingly, the Selected Consolidated Financial Data and accompanying financial statements have been restated prior to the merger to include the results of CompuSystems for the years ended 1996, 1995 and 1994.

(7) On June 10, 1996, the Company declared a two-for-one stock split of the Company's Common Stock effective June 24, 1996, pursuant to which each shareholder of record received one additional share of Common Stock for each share held as of that date. Accordingly, the Selected Consolidated Financial Data and accompanying financial statements have been restated prior to this stock split to reflect the effect of the split.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

This Item 7 contains certain forward-looking statements. The actual results of operations of the Company might differ materially from those projected in the forward-looking statements. The Company's revenues and operating results can vary significantly from quarter to quarter as a result of a number of factors, including the volume and timing of systems sales and installations and product deliveries from the Company's vendors. The timing of such revenues from systems sales is difficult to forecast because the Company's sales cycle can vary depending upon factors such as the size of the transaction and the general economic conditions. Given that a significant percentage of the Company's expenses are relatively fixed, a variation in the timing of systems sales can cause significant variations in operating results from quarter to quarter. The Company's future operating results may fluctuate as a result of these and/or other factors, such as customer purchasing patterns and the timing of new product and service introductions and product upgrade releases. Additional information regarding factors that could cause actual results to differ materially from those projected in the forward-looking statements contained herein is contained in certain of the Company's other SEC filings, copies of which are available from the Company upon request.

RESULTS OF OPERATIONS

The following table sets forth certain data as a percentage of net revenues for each fiscal period indicated:
                                           Percentage of Net Revenues

Years Ended December 31,                    1996        1995         1994
                                            ----        ----         ----
                                                        (restated)   (restated)
Net revenues:
  Systems                                   48.4   %     50.6     %   51.8    %
  Maintenance, forms and other services     51.6         49.4         48.2
                                            ----         ----         ----
    Total net revenues                     100.0        100.0        100.0
                                           -----        -----        -----
Cost of revenues:
  Systems                                   29.0         31.4         31.9
                                            ----         ----         ----
  Maintenance, forms and other services     30.9         28.6         26.3
                                           -----        -----        -----
     Total cost of revenues                 59.9         60.0         58.2
                                            ----         ----         ----
      Gross margin                          40.1         40.0         41.8
                                            ----         ----         ----
Operating expenses:
   Sales and marketing                       9.3          9.8         11.0
   General and administrative                5.5          5.5          6.0
   Amortization                              0.9          1.9          2.7
   Research and development                  5.3          5.5          5.2
                                             ---          ---          ---
      Total operating expenses              21.0         22.7         24.9
                                            ----         ----         ----
      Income from operations                19.1   %     17.3     %   16.9    %
                                            ====         ====         ====


OVERVIEW
The Company derives revenue from systems sales and maintenance, forms and other services. Systems sales include sales of physician practice management systems to new customers and sales of system upgrades and add-ons to existing customers. Systems sales to new customers include software licensing, hardware, installation, training, 90 days of software maintenance and varying periods of hardware maintenance, depending on the warranty of the manufacturer. System upgrades include hardware, installation, software licensing and training. System add-ons include additional peripheral hardware and installation and software licensing.

Maintenance, forms and other services revenues include software and hardware maintenance contracts and sales of forms and supplies. Other services revenues include sales of the Company's transaction-based EDI services, including FastClaim and FastBill, and installation, training and support not otherwise covered under maintenance contracts. Software maintenance represents revenues derived from maintenance agreements providing customers with updates and enhancements developed by the Company and access to the Company's toll-free telephone support service. Hardware maintenance represents revenues derived from maintenance agreements for repairs and preventative maintenance to the hardware.

Both hardware and software maintenance are optional to the customer. The Company provides software maintenance to approximately 90% of its customers and hardware maintenance to approximately 74% of its customers under software and hardware maintenance contracts. In 1996, system upgrades, add-on software, software and hardware maintenance, forms and supplies and other services accounted for approximately 70% of total net revenues.



On January 18, 1994, Medic acquired Elcomp Systems, Inc. ("Elcomp"), located in Pittsburgh, Pennsylvania, for approximately $5 million in cash and 797,600 shares of Medic's Common Stock. The acquisition was accounted for as a purchase and, accordingly, the operating results of Elcomp are included in the Company's financial statements from January 18, 1994.

On August 28, 1995, the Company acquired the assets of Script Systems, Inc. ("Script") from Infomed Holdings, Inc. whose headquarters were located in Princeton, New Jersey, for approximately $3 million in cash and the assumption of certain liabilities. The transaction was accounted for as a purchase and, accordingly, the operating results of Script are included in the Company's financial statements from August 28, 1995.

On August 31, 1995, the Company acquired National Medical Systems, Inc. ("National Medical"), located in Westboro, Massachusetts, through an exchange of stock in a merger transaction valued at approximately $5 million. The transaction was accounted for as a pooling of interests but was not material to the Company's results of operations and financial position. Accordingly, the operating results of National Medical are included in the Company's financial statements from August 31, 1995.

On September 29, 1995, the Company acquired Compudata Professional Systems, Ltd. ("Compudata"), located in Marietta, Georgia for approximately $2 million in cash. The transaction was accounted for as a purchase and, accordingly, the operating results of Compudata are included in the Company's financial statements from September 29, 1995.

On May 31, 1996, the Company acquired all of the outstanding stock of CompuSystems, Inc. ("CompuSystems"), a privately held company based in Columbia, South Carolina, through an exchange of stock in a merger transaction valued at approximately $33,400,000. Medic issued 720,022 shares of its Common Stock to the shareholders of CompuSystems in the merger. The transaction was accounted for as a pooling of interests and, accordingly, the Company's financial statements for the periods prior to the merger have been restated to include the results of CompuSystems for all periods presented.



SUBSEQUENT EVENTS

On February 28, 1997, the Company acquired all of the outstanding stock of Home Care Information Systems, Inc. ("HCIS"), a privately held company located in Bloomfield, New Jersey, through an exchange of stock in a merger transaction valued at approximately $18,800,000. The Company issued approximately 522,000 shares of its common stock in the transaction. The acquisition was accounted for as a pooling of interests, but was not material to the Company's results of operation and financial position for the periods prior to the acquisition. Accordingly, the results of operations of HCIS will be included from the date of acquisition.

On February 28, 1997, the Company also acquired all of the outstanding stock of Computer Business Systems, Inc. ("CBSI"), a privately held company located in Rockville, Maryland, through an exchange of stock in a merger transaction valued at approximately $26,460,000. The Company issued approximately 735,000 shares of its common stock in the transaction. The acquisition was accounted for as a pooling of interests, but was not material to the Company's results of operation and financial position for the periods prior to the acquisition. Accordingly, the results of operations of CBSI will be included from the date of acquisition.


YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

TOTAL NET REVENUES

Total net revenues increased by 24.9% from $153,516,000 in 1995 to $191,787,000 in 1996. Systems sales increased by 19.6% from $77,618,000 in 1995 to $92,827,000 in 1996. Systems sales to new customers increased by 31.5% from $43,093,000 in 1995 to $56,680,000 in 1996, and systems sales to existing customers for upgrades and add-ons increased by 4.7% from $34,525,000 in 1995 to $36,147,000 in 1996.

The systems sales backlog increased by 18.3% from approximately $30,692,000 at December 31, 1995 to approximately $36,300,000 at December 31, 1996, after adjustment to the expected net realizable value. System sales during a quarter as a percentage of systems sales backlog as of the end of the preceding quarter can fluctuate materially, and the Company believes that the backlog may not be indicative of future results for the following quarter or for any particular period.

Net revenues from maintenance, forms and other services revenues increased by 30.4% from $75,898,000 in 1995 to $98,960,000 in 1996, primarily the result of increases in hardware and software maintenance revenues of $7,930,000, in FastBill revenues of $10,669,000, in FastClaim revenues of $3,934,000, and in forms and supplies sales of $762,000.


COST OF REVENUES
Cost of systems sales increased by 15.0% from $48,275,000 in 1995 to $55,527,000 in 1996 due primarily to increased systems sales. Cost of systems sales decreased as a percentage of related revenues from 62.2% in 1995 to 59.8% in 1996 due primarily to more favorable margins on systems sales to new customers resulting from a higher percentage of software products and professional services delivered with the new system contracts.

Cost of maintenance, forms and other services revenues increased by 35.3% from $43,846,000 in 1995 to $59,314,000 in 1996 due primarily to increased related revenues. Cost of maintenance, forms and other services revenues increased as a percentage of related revenues from 57.8% in 1995 to 59.9% in 1996 due primarily to a much larger component of revenue being realized from FastBill. FastBill is one of the most rapidly growing segments of the business but has a lower gross margin than maintenance and FastClaim services.

The total cost of net revenues remained essentially unchanged as a percentage of total net revenues at 60.0% in 1995 and 59.9% in 1996.


SALES AND MARKETING EXPENSES
Sales and marketing expenses increased by 19.0% from $15,001,000 in 1995 to $17,857,000 in 1996 due primarily to increases in commissions payable, personnel costs for additional staff and other direct sales expenses associated with increased systems sales. Sales and marketing decreased as a percentage of net revenues from 9.8% in 1995 to 9.3% in 1996 due primarily to increased systems sales per salesperson and lower systems sales as a percentage of total net revenues in 1996.


GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased by 23.4% from $8,503,000 in 1995 to $10,490,000 in 1996, including "pooling" expenses of $243,000 incurred in connection with the acquisition of CompuSystems and $295,000 incurred in connection with the acquisition of National Medical in 1995. Excluding "pooling" expenses, general and administrative expenses increased 24.8% due primarily to the overall company growth. General and administrative expenses remained constant as a percentage of net revenues at 5.5% in 1995 and 1996.


RESEARCH AND DEVELOPMENT
Research and development costs increased by 21.0% from $8,391,000 in 1995 to $10,155,000 in 1996, due primarily to staff additions for new product development. Research and development expenses decreased as a percentage of net revenues from 5.5% in 1995 to 5.3% in 1996 as the percentage of transaction-based revenues in FastBill and FastClaim increased significantly in 1996 and are not as research and development intensive as systems sales. The Company has not capitalized any research and development costs under Statement of Financial Accounting Standards No. 86 because the portion of the Company's research and development costs that would be subject to capitalization has not been material to the results of operations.


AMORTIZATION
Amortization of intangibles decreased by 38.2% from $2,872,000 in 1995 to $1,774,000 in 1996 due to a reduction in goodwill resulting from the utilization of tax benefits previously acquired and the expiration of a non-competition agreement on November 6, 1995, offset by an increase in amortization charges of $358,000 from the acquisition of Script and Compudata.


INCOME FROM OPERATIONS
Income from operations increased by 37.7% from $26,628,000 in 1995 to $36,670,000 in 1996 due to an increase in gross margin of $15,551,000, which was partially offset by increased operating expenses of $5,509,000, as described above. Income from operations increased as a percentage of net revenues from 17.3% in 1995 to 19.1% in 1996 primarily due to lower operating expenses as a percentage of revenues as described above.

OTHER INCOME

Net interest income increased from $1,868,000 in 1995 to $2,193,000 in 1996 due primarily to increased invested cash resulting from the proceeds of the secondary stock offering completed in April 1995 and to increased cash from operations.


COMBINED ACTUAL AND PRO FORMA PROVISION FOR INCOME TAXES
The Company's combined actual and pro forma provision for income taxes increased in absolute terms by 35.7% from $11,280,000 or 39.6% of pretax income, for the year ended December 31, 1995, to $15,312,000 or 39.4% of pretax income, for the year ended December 31, 1996, due primarily to increased pretax income. The decrease in the combined actual and pro forma income taxes as a percentage of pretax income was due primarily to the decrease in nondeductible amortization expense and by the increase in tax-free interest income as percentages of pretax income. The combined actual and pro forma tax provisions differ from the U.S. statutory federal income tax rate due primarily to state income taxes, nondeductible amortization of intangible assets and tax-free interest income.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

Total Net Revenues

Total net revenues increased by 33.1% from $115,355,000 in 1994 to $153,516,000 in 1995. Systems sales increased by 29.8% from $59,794,000 in 1994 to $77,618,000 in 1995. Systems sales to new customers increased by approximately 28.2% from approximately $33,621,000 in 1994 to approximately $43,093,000 in 1995, and systems sales to existing customers for upgrades and add-ons increased by approximately 31.9% from approximately $26,173,000 in 1994 to approximately $34,525,000 in 1995.

The systems sales backlog increased by 21.1% from $25,354,000, excluding CompuSystems, at December 31, 1994 to $30,692,000 at December 31, 1995. System sales during a quarter as a percentage of systems sales backlog as of the end of the preceding quarter can fluctuate materially, and the Company believes that the backlog may not be indicative of future results for the following quarter or for any particular period.

Net revenues from maintenance, forms and other services revenues increased by 36.6% from $55,561,000 in 1994 to $75,898,000 in 1995. This increase was primarily attributable to increases in hardware and software maintenance revenues of approximately $6,650,000, in FastBill revenues of approximately $9,864,000, in FastClaim revenues of approximately $2,739,000, and in forms and supplies sales of approximately $909,000.


COST OF REVENUES
Cost of systems sales increased by 31.4% from $36,752,000 in 1994 to $48,275,000 in 1995 due primarily to increased systems sales. Cost of systems sales increased as a percentage of related revenues from 61.5% in 1994 to 62.2% in 1995 due primarily to competitive pressures on the sale of system hardware components.

Cost of maintenance, forms and other services revenues increased by 44.6% from $30,327,000 in 1994 to $43,846,000 in 1995 due to increased related revenues. Cost of maintenance, forms and other services revenues increased as a percentage of related revenues from 54.6% in 1994 to 57.8% in 1995 due primarily to a much larger component of revenue being realized from FastBill services.

The total cost of net revenues increased as a percentage of total net revenues from 58.2% in 1994 to 60.0% in 1995 due primarily to the conditions described above.


SALES AND MARKETING EXPENSES
Sales and marketing expenses increased by 18.7% from $12,639,000 in 1994 to $15,001,000 in 1995 due primarily to increases in commissions payable, personnel costs for additional staff and other direct sales expenses associated with increased systems sales. Sales and marketing decreased as a percentage of net revenues from 11.0% in 1994 to 9.8% in 1995 due primarily to increased systems sales per salesperson and lower systems sales as a percentage of total net revenues in 1995.


GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased by 22.0% from $6,968,000 in 1994 to $8,503,000 in 1995, including "pooling" expenses of $295,000 incurred in connection with the acquisition of National Medical. Excluding the "pooling" expenses, general and administrative expenses increased 17.8% due primarily to the overall company growth. General and administrative expenses decreased as a percentage of net revenues from 6.0% in 1994 to 5.5% in 1995 due primarily to lower growth in general and administrative expenses relative to the increase in net revenues.

RESEARCH AND DEVELOPMENT
Research and development costs increased by 40.1% from $5,991,000 in 1994 to $8,391,000 in 1995 due primarily to staff additions for new product development. Research and development expenses increased as a percentage of net revenues from 5.2% in 1994 to 5.5% in 1995, for the foregoing reason.


AMORTIZATION
Amortization of intangibles decreased by 7.0% from $3,088,000 in 1994 to $2,872,000 in 1995 due primarily to the expiration of a non-competition agreement with Medic's former parent company on November 6, 1995, and a reduction in goodwill resulting from the utilization of tax benefits previously acquired, partially offset by an increase in amortization charges of $108,000 from the acquisitions of Script and Compudata.


INCOME FROM OPERATIONS
Income from operations increased by 35.9% from $19,590,000 in 1994 to $26,628,000 in 1995, due to an increase in gross margin of $13,119,000, which was partially offset by increased operating expenses of $6,081,000. Income from operations increased as a percentage of net revenues from 17.0% in 1994 to 17.3% in 1995 due primarily to lower operating expenses as a percentage of revenues as described above.

OTHER INCOME

Net interest income increased from $317,000 in 1994 to $1,868,000 in 1995 due primarily to increased invested cash resulting from the proceeds of the stock offering completed in April 1995.


COMBINED ACTUAL AND PRO FORMA PROVISION FOR INCOME TAXES
The Company's combined actual and pro forma provision for income taxes increased in absolute terms by 37.5% from $8,201,000, or 41.2% of pretax income for the year ended December 31, 1994 to $11,280,000, or 39.6% of pretax income, for the year ended December 31, 1995 due primarily to increased pretax income. The decrease in the combined actual and pro forma taxes as a percentage of pretax income was due primarily to the decrease in nondeductible amortization expense and by the increase in tax-free interest income as percentages of pretax income. In addition, the Company began recognizing a tax benefit resulting from a research and experimentation tax credit in 1995. The combined actual and pro forma tax provisions differ from the U.S. statutory federal income tax rate due primarily to state income taxes, nondeductible amortization of intangible assets and tax-free interest income.


LIQUIDITY AND CAPITAL RESOURCES
The Company has funded its operations through cash flow from operations, borrowings, and, in 1995, from net proceeds from issuance of 1,700,000 shares of its Common Stock. At December 31, 1996, the Company had cash and cash equivalents equal to $25,557,000 and a working capital position in the amount of $101,758,000.

The Company currently has a $10,000,000 uncommitted line of credit with Wachovia Bank of North Carolina, N.A. ("Bank"). At December 31, 1996, there were no borrowings outstanding under this line.

The Company's balance for cash and cash equivalents decreased by 34.4% from $38,935,000 at December 31, 1995 to $25,557,000 at December 31, 1996, offset by a net increase in short-term investments of $21,391,000.

The Company's accounts receivable balance increased by 32.9% from $41,189,000 at December 31, 1995, to $54,737,000 at December 31, 1996, due primarily to the growth experienced by the Company during the year and the continued expansion of the customer base from predominately small group medical practices to larger, consolidated physician practices, hospital organizations, affiliated physician networks and management services organizations. Selected larger customers have been extended longer payment terms to more closely match the time required by the customers to integrate the larger practice management systems throughout their organizations after the installation of the system. The Company has increased the reserve for doubtful accounts 143% from $1,316,000 in 1995 to $3,198,000 in 1996 to provide for the overall increase in accounts receivables and the increase in Days Sales Outstanding from 85 days in 1995 to 93 days in 1996. The allowance for doubtful accounts is a judgemental estimate and may increase or decrease in the future according to varying conditions in the general economy or the Company's customer base. Management continues to invest in systems and personnel to better manage working capital, including accounts receivable.

Inventories increased by 12.1%, from $12,294,000 at December 31, 1995, to $13,778,000 at December 31, 1996. Prepaid expenses decreased by 19.4% from $6,190,000 at December 31, 1995, to $4,968,000 at December 31, 1996, due
primarily to a usage of prepaid Informix licenses. Net property and equipment increased 42.7% from $7,075,000 at December 31, 1995 to $10,099,000 at December 31, 1996, due primarily to the purchase of computer equipment and software to support the growth of the business.

Current portion of long-term notes decreased due to the repayment of the mortgage on the CompuSystems facility in June 1996.

Accounts payable increased by 36.5%, from $7,336,000 at December 31, 1995, to $10,013,000 at December 31, 1996, due primarily to increased inventory purchases for increased systems sales and the general increase in business activity.

Customer deposits and deferred maintenance revenue decreased by 15.4% from $13,396,000 at December 31, 1995, to $11,340,000 at December 31, 1996. During
1996, the Company began billing monthly and quarterly maintenance agreements during the covered period, instead of billing in the month prior. This resulted in a $3,000,000 decrease in deferred maintenance revenue which was partially offset by an increase of $1,700,000 of 1997 annual contracts billed in December 1996 compared to December 1995.

Income taxes payable decreased by 32.5% from $1,676,000 at December 31, 1995, to $1,131,000 at December 31, 1996, due primarily to the timing of estimated payments and increased profitability of the business.

Accrued commissions increased 38.0% from $1,604,000 at December 31, 1995 to $2,213,000 at December 31, 1996, due primarily to increased sales and extended payment terms on contracts. Accrued compensation and related items increased by 24.0% from $3,963,000 at December 31, 1995, to $4,915,000 at December 31, 1996,
due primarily to higher employment levels in the Company and increased accrued vacation.

Other accrued expenses decreased by 7.7% from $3,075,000 at December 31, 1995, to $2,839,000 at December 31, 1996, due primarily to decreased accrued legal expenses and the timing of payments related to local and state sales taxes.

Long-term notes, less current portion, decreased because of the scheduled payments made on the note financing the prepaid Informix licenses.

The Company believes that the current cash and short-term investments balances, cash generated from operations and available under its line of credit will be sufficient to meet its cash and capital requirements for the immediate foreseeable future. From time to time, the Company has been contacted by or has made contact with third parties who represent potential strategic partners or acquisition candidates that would help facilitate the Company's growth strategy. Depending upon the cash requirements of a potential transaction, the Company may finance the transaction with its cash flow from operations, or the Company may raise additional funds by pursuing various financing vehicles such as additional bank financing or one or more additional public offerings or private placements of the Company's securities. However, the Company has no present understanding, commitment or agreement with respect to any such acquisition, and there can be no assurances that any such acquisition will occur, that the funds to finance any such acquisition will be available on reasonable terms or at all, or that the consummation of such transactions will not adversely affect the Company's cash balances and capital requirements.

The Company believes that inflation has not had a significant impact on the Company's results of operations to date.

The Company also believes that its operations will not be materially disrupted by any problems associated with the "Year 2000" syndrome related to the operation of computer software after January 1, 2000; however, there can no assurances in this regard.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Index to Consolidated Financial Statements on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.


                                    PART III

     Certain information required by Part III is omitted from this report because the Registrant will file a definitive proxy statement for its 1996 Annual Meeting of Shareholders (the "Proxy Statement") within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended and the information included therein is incorporated herein by reference to the extent provided below.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


     The information required by Item 10 of Form 10-K concerning the Registrant's executive officers is set forth at the end of Part I in this Annual Report on Form 10-K under the caption "Executive Officers of the Company."

     The other information required by Item 10 of Form 10-K is incorporated by reference to the information under the captions "Election of Directors" and "Section 16 Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by Item 11 of Form 10-K is incorporated by reference to the information under the captions "Proposal No. 1 - - Election of Directors - - Information Concerning the Board of Directors and Its Committees," "Other Information - - Compensation of Executive Officers," "- - Report of the Board of Directors on Executive Compensation," "- Compensation Committee and Stock Plan Committee Interlocks and Insider Participation," "- - Employment Agreements" and "- Performance Graph" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 12 of Form 10-K is incorporated by reference to the information under the caption "Other Information - - Principal Shareholders" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Not applicable.
                                     31

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  (1)  See page F-1.

              (2) Financial Statement Schedules.
                    The financial statement schedules filed with this report are listed in the Index to Financial Statement Schedules on Page S-1 of this report. All other schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is given in the financial statements, including the notes thereto and, therefore, have been omitted.
         (3) Exhibits Filed.


EXHIBIT
NUMBER                                    DESCRIPTION


      *2.2    Agreement and Plan of Merger dated as of January 18, 1994 by and among the Registrant, Elcomp
              Acquisition Corporation, Elcomp Systems, Inc. and the Stockholders of Elcomp Systems, Inc.
    ++*2.3    Purchase and Sale Agreement dated August 7, 1995 among Script
              Systems, Inc., Infomed Holdings, Inc., the Registrant and Script
              Acquisition Corporation.
    ++*2.4    Agreement and Plan of Merger dated as of August 11, 1995 and Amendment No. 1 thereto dated as of August 31, 1995 among the Registrant, NMS Acquisition Corporation, National Medical Systems, Inc. and the stockholders named therein.
    ++*2.5    Agreement and Plan of Merger dated as of September 19, 1995 among the Registrant, CPS Acquisition Corporation,
              Compudata Professional Systems, Ltd. and William S. Brown.
     **3.1    Amended and Restated Articles of Incorporation of the Registrant
              filed with the State of North Carolina on August 4, 1992.
     **3.2    Amended and Restated Bylaws of the Registrant adopted August 4, 1992.
   **3.2.1    Amendments to Amended and Restated Bylaws of the Registrant adopted February 10, 1993.
* 3.3, 4.4    Articles of Merger of Medic Merger Corporation into Execu-Flow Systems, Inc.
* 3.4, 4.5    Articles of Merger of Elcomp Acquisition Corporation into Elcomp Systems, Inc.
      +4.2    Specimen stock certificate for shares of Common Stock of the Registrant.
     **4.3    Amended and Restated Investor Rights Agreement dated as of August
              12, 1992, among the Registrant and certain shareholders of the
              Registrant.
    **10.1    Amended and Restated Stock Plan, as amended, adopted July 8, 1992.
     +10.2    Revised Form of Incentive Stock Option Agreement under the Amended and Restated Stock Plan.
     +10.3    Shareholders Agreement, Confidentiality and Noncompetition Agreement dated as of November 6, 1990.
     +10.4    Series B Preferred Stock Purchase Agreement between Registrant and the other parties named therein dated as of
              November 6, 1990.
     +10.5    Employment Agreement, dated February 27, 1991, with John P. McConnell.
     +10.6    Employment Agreement, dated February 22, 1991, with Luanne L. Roth.
     +10.7    Employment Agreement, dated February 27, 1991, with Jack Edward Ferguson.
     +10.8    Employment Agreement, dated February 18, 1991, with G. Michael Anthony.
     +10.9    Employment Agreement, dated February 27, 1991, with Robert M. Sawyer, Jr.
    +10.10    Form of Employee Nondisclosure and Developments Agreement.
    +10.11    Option Agreement between Venture Investors and John P. McConnell.
  +10.11.1    Revised Letter Agreement, dated June 29, 1992, with Heller Financial, Inc.
    +10.12    Series A Capital Appreciation Rights Agreement between Registrant and Heller Financial, Inc.
    +10.13    Series B Capital Appreciation Rights Agreement between Registrant and Heller Financial, Inc.
    +10.14    Series C Capital Appreciation Rights Agreement between Registrant and Heller Financial, Inc.
    +10.15    Credit and Security Agreement between Registrant and Heller Financial, Inc., as amended.
    +10.16    Form of Waiver of Preferred Return and Accrued Dividends from Series A and Series B Preferred Stockholders.
    +10.17    Form of Letter of Consent to Conversion from certain shareholders of Registrant.
    +10.18    Employee Retirement Savings Plan.
  +10.18.1    Amendment to Employee Retirement Savings Plan dated April 16, 1992.




EXHIBIT
 NUMBER                                         DESCRIPTION

    +10.19    Amended and Restated Profit Sharing Plan.
    +10.19.1  Amendment to Amended and Restated Profit Sharing Plan dated April 1, 1992.
    +10.20    Pension Plan, as amended.
    +10.21    Supply Agreement, dated August 24, 1989, with Texas Instruments Incorporated.



   **10.21.1  Letter dated September 23, 1992 from Texas Instruments
              Incorporated notifying the Registrant of the assignment of the
              Supply Agreement dated August 24, 1989 to Hewlett-Packard Company.
   **10.23    Loan Agreement dated September 14, 1992, with Wachovia Bank of
              North Carolina, N.A., as amended by letter agreement between the
              Registrant and Wachovia Bank of North Carolina, N.A., dated
              November 23, 1992.
   **10.24    Note in the principal amount of $2,000,000 dated September 18,
              1992, payable to Wachovia Bank of North Carolina, N.A., as amended by letter agreement between the Registrant and Wachovia Bank of
              North Carolina, N.A. dated October 16, 1992.
   **10.25    Remarketer Agreement dated November 6, 1992 between Texas Instruments Incorporated and the Registrant.
   **10.26    Business Partner Agreement dated July 23, 1992 between International Business Machines Corporation and the
              Registrant.
   ++10.27    Employment Agreement, dated June 30, 1993, with Kenneth R. Erb.
   ++10.28    Employment Agreement, dated June 30, 1993, with Michael J. Custode.
   ++10.29    Employment Agreement, dated June 30, 1993, Lawrence G. Drappi.
   ++10.30    Employment Agreement, dated June 30, 1993, with Kenneth R. Erb.
   ++10.31    Employment Agreement, dated June 30, 1993, with Michael J. Custode.
   ++10.32    Noncompetition Agreement, dated June 30, 1993, with Lawrence G. Drappi.
   +*10.33    IBM Business Partner Agreement.
    *10.34    Employment Agreement, dated January 18, 1994, with Ami Elis. *10.35
              Noncompetition Agreement, dated January 18, 1994, with Ami Elis.
  ***10.36    Purchase Agreement, dated November 23, 1993, with Hewlett-Packard.
  ***10.37    Value Added Remarketing Agreement between Elcomp and InterSystems Corporation.
  ***10.38    Processing Agreement, dated October 27, 1993, with CyData, Inc.
  ***10.39    Processing Agreement, dated November 15, 1993, with CyData, Inc.
  ***10.40    Original Equipment Manufacturer Agreement, dated November 16, 1993, with Westbrook Technologies, Inc.
  ***10.41    Letter Agreement, dated January 31, 1994, with Kurzweil Applied Intelligence, Inc.
  ***10.42    Agreement for Wholesale Financing (Security Agreement), dated
              September 30, 1993, with IBM Credit Corporation, as amended.
  ***10.43    Master Service Agreement, Service Manager Agreement, Value Added Reseller Agreement and Program License Agreement
              between Elcomp and Data General Corporation.
  ***10.44    Agreement of Lease between Forum Office Partners and the Registrant, as amended.
  ***10.45    Lease Agreement between NCNB Texas National Bank, Trustee and the Registrant, as amended.
  ***10.46    Lease Agreement between RAD Associates IV and Execu-Flow, as amended.
  ***10.47    Lease between Foster VI Associates and Elcomp, as amended.
  +++10.48    Business Partner Agreement dated July 28, 1994 between International Business Machines Corporation and the
              Registrant.
  +++10.49    Strategic Alliance Agreement dated September 16, 1994 between Cerner Corporation and the Registrant.
  +++10.50    Preferred Vendor Agreement dated February 1995 between Columbia/HCA Information Services, Inc. and the Registrant.
  +++10.51    Amendment No. 5 dated May 24, 1994 and Amendment No. 6 dated August 22, 1994 to the Agreement of Lease between
              Forum Office Partners and the Registrant, as amended.
  ++*10.52    IBM Business Partner Agreement dated October 24, 1995.
  ++*10.53    Informix Software, Inc.  Premier Value-Added Partner Agreement Contract #7674.00 dated May 18, 1994, as amended by
              Contract No. 7674.01 dated December 6, 1995, and related Master Finance Agreement with Informix Credit Company dated December 14, 1995.
  ++*10.54    Amendments Nos. 7-10 dated March 1, April 15, October 31, 1995 and January 15, 1996 to the Agreement of Lease
              between Forum Office Partners and the Registrant, as amended.
  ++*10.55    Amendment to Lease Agreement between RAD Associates IV and Execu-Flow, as amended, dated February 29, 1996.
  ++*10.56    Lease Agreement between UNUM Life Insurance Company and the Registrant dated June 5, 1995.
  ++*10.57    Lease Agreement between Parker-Raleigh Development I, Limited Partnership and the Registrant effective January 1,
              1995.
      11.1    Statement regarding computation of net income  per share.
      21.1    Subsidiaries of the Registrant.
      23.1    Consent of Coopers & Lybrand, L.L.P.
      27.1    Financial Data Schedule

  * Incorporated herein by reference to the identically-numbered exhibits to the Registrant's Current Report on Form 8-K filed January 28, 1994.
 ** Incorporated herein by reference to the identically-numbered exhibits to the Registrant's Annual Report on Form 10-K for fiscal 1992 filed March 31, 1993.
**+ Confidential treatment requested.

 + Incorporated herein by reference to the identically-numbered exhibits to the Registrant's Registration Statement on Form S-1 (Registration No. 33-46588) initially filed March 20, 1992, as amended.
++ Incorporated herein by reference to the identically-numbered exhibits to the Registrant's Quarterly Report on Form 10-Q for the second quarter of fiscal 1993 filed August 13, 1993.
+* Incorporated herein by reference to the identically-numbered exhibits to the Registrant's Quarterly Report on Form 10-Q for the third quarter of fiscal 1993 filed November 11, 1993.
*** Incorporated herein by reference to the identically numbered exhibits to the Registrant's Annual Report on Form 10-K for fiscal 1993 filed March 30, 1994.
+++Incorporated herein by reference to identically-numbered exhibits to the Registrant's Annual Report on Form 10-K for fiscal 1994, filed March 29, 1995.

++*Incorporated herein by reference to identically-numbered exhibits to the Registrant's Annual Report on Form 10-K for fiscal 1995, filed March 29, 1996.

        (4) Executive Compensation Plans and Arrangements.
        The following is a list of all executive compensation plans required to be filed as exhibits to this Annual Report on Form 10-K.



         a.   Amended and Restated Stock Plan, as amended, adopted July 8, 1992  -- Form 10-K for fiscal year ended  December
              31, 1992 -- Exhibit 10.1.
         b.    Revised Form of Incentive Stock Option Agreement under the Amended and Restated Stock Plan  -- Form S-1
              (Registration No. 33-46588) initially filed March 20, 1992, as amended  -- Exhibit 10.2.
         c.   Employment Agreement, dated February 27, 1991, with John P. McConnell  -- Form S-1 (Registration No. 33-46588)
              initially filed March 20, 1992, as amended  -- Exhibit 10.5.
         d.    Employment Agreement, dated February 22, 1991, with Luanne L. Roth  -- Form S-1 (Registration No. 33-46588)
              initially filed March 20, 1992, as amended  -- Exhibit 10.6.
         e.    Employment Agreement, dated February 27, 1991, with Jack Edward Ferguson  -- Form S-1 (Registration No. 33-46588)
              initially filed March 20, 1992, as amended  -- Exhibit 10.7.
         f.    Employment Agreement, dated February 18, 1991, with G. Michael Anthony  -- Form S-1 (Registration No. 33-46588)
              initially filed March 20, 1992, as amended  -- Exhibit 10.8.
         g.   Employment Agreement, dated February 27, 1991, with Robert M. Sawyer, Jr.  -- Form S-1 (Registration No. 33-46588)
              initially filed March 20, 1992, as amended  -- 10.9.
         h.   Form of Employee Nondisclosure and Developments Agreement  -- Form S-1 (Registration No. 33-46588) initially filed
              March 20, 1992, as amended  -- Exhibit 10.10.
         i.   Option Agreement between Venture Investors and John P. McConnell  -- Form S-1 (Registration No. 33-46588)
              initially filed March 20, 1992, as amended  -- Exhibit 10.11.
         j.   Employee Retirement Savings Plan, as amended - - Form S-1 (Registration Statement No. 33-46588) initially filed
              March 20, 1992, as amended  -- Exhibits 10.18 and 10.18.1.
         k.   Amended and Restated Profit Sharing Plan, as amended  -- Form S-1 (Registration No. 33-46588) initially filed
              March 20, 1992, as amended  -- Exhibits 10.19 and 10.19.1.
         l.   Pension Plan, as amended  -- Form S-1 (Registration No. 33-46588) initially filed March 20, 1992, as amended  --
              Exhibit 10.20.
         m.   Employment Agreement, dated June 30, 1993, with Kenneth R. Erb  -- Form 10-Q for the second quarter of fiscal 1993 filed August 13, 1993  -- Exhibit 10.27.
         n.   Employment Agreement, dated June 30, 1993, with Michael J. Custode  -- Form 10-Q for the second quarter of fiscal
              1993 filed August 13, 1993  -- Exhibit 10.28.
         o.   Employment Agreement, dated June 30, 1993, with Lawrence G. Drappi  -- Form 10-Q for the second quarter of fiscal
              1993 filed August 13, 1993  -- Exhibit 10.29.
         p.   Noncompetition Agreement, dated June 30, 1993, with Kenneth R. Erb
              -- Form 10-Q for the second quarter of fiscal 1993 filed August
              13, 1993 -- Exhibit 10.30.
         q.   Noncompetition Agreement, dated June 30, 1993, with Michael J.
              Custode -- Form 10-Q for the second quarter of fiscal 1993 filed
              August 13, 1993 -- Exhibit 10.31.
         r.   Noncompetition Agreement, dated June 30, 1993, with Lawrence G.
              Drappi -- Form 10-Q for the second quarter of fiscal 1993 filed
              August 13, 1993 -- Exhibit 10.32.
         s.   Employment Agreement, dated January 18, 1994, with Ami Elis -- Form
              8-K filed January 28, 1994 -- Exhibit 10.34. t. Noncompetition
              Agreement, dated January 18, 1994, with Ami Elis -- Form 8-K filed
              January 28, 1994 -- Exhibit 10.35.

         (b) No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1996.

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          MEDIC COMPUTER SYSTEMS, INC.




         Date: March 27, 1997                By:
                                                       John P. McConnell
                                                           President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person on behalf of the Registrant and in the capacities and on the dates indicated:



         SIGNATURE                   TITLE                              DATE



/s/ John P. McConnell
      John P. McConnell       President (Principal               March 27, 1997
                                Executive Officer) and Director


/s/ Luanne L. Roth
      Luanne L. Roth          Vice President and Chief           March 27, 1997
                                Financial Officer
                                (Principal Financial and
                                Accounting Officer)


/s/ Alan W. Winchester
       Alan W. Winchester     Director                           March 27, 1997



       Thomas C. Nelson       Director                           March 27, 1997



/s/ John L. Corse
       John L. Corse          Director                           March 27, 1997




       Patrick V. Hampson     Director                           March 27, 1997




                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Medic Computer Systems, Inc.

Report of Independent Accountants                                                  F-2

Consolidated Balance Sheets - As of December 31, 1996 and 1995                     F-3

Consolidated Statement of Operations - For the years ending December 31, 1994,     F-4
    1995 and 1996

Consolidated Statement of Cash Flows - For the years ending December 31, 1994,     F-5
    1995 and 1996

Consolidated Statement of Shareholder's Equity - For the years ending December     F-6
    31, 1994, 1995 and 1996

Notes to the Financial Statements                                                  F-7


                       REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
Medic Computer Systems, Inc.

We have audited the accompanying consolidated balance sheets of Medic Computer Systems, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medic Computer Systems, Inc. and subsidiaries at December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


(Signature of Coopers & Lybrand, L.L.P. appears here)
COOPERS & LYBRAND, L.L.P.

Raleigh, North Carolina
March 21, 1997

                          MEDIC COMPUTER SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


   DECEMBER 31,
                                                                                                1996              1995
   ---------------------------------------------------------------------------------------      ----              ----
                                                                                                               (RESTATED)
   ASSETS
   CURRENT ASSETS:
     Cash and cash equivalents                                                                $25,557          $38,935
     Short-term investments                                                                    32,852           11,461
     Accounts receivable, trade, net of allowances for returns and doubtful accounts of
       $3,198 and $1,316 in 1996 and 1995, respectively                                        54,737           41,189
     Inventories and maintenance parts                                                         13,778           12,294
     Prepaid expenses                                                                           4,968            6,190
     Other current assets                                                                       1,006            1,237
     Deferred income tax benefit                                                                2,886            2,515
   --------------------------------------------------------------------------------------------------------------------
        TOTAL CURRENT ASSETS                                                                  135,784          113,821

   Property and equipment, at cost, net                                                        10,099            7,075
   Intangible assets, at cost, net                                                             18,798           20,445
   Other assets                                                                                    55              122
   --------------------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                                                                         $164,736         $141,463
   --------------------------------------------------------------------------------------------------------------------

   LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES:
     Current portion of long-term note                                                         $1,575           $2,677
     Accounts payable, trade                                                                   10,013            7,336
     Customer deposits and deferred maintenance revenue                                        11,340           13,396
     Income taxes payable                                                                       1,131            1,676
     Accrued expenses:
        Commissions                                                                             2,213            1,604
        Compensation and related items                                                          4,915            3,963
        Other                                                                                   2,839            3,075
   --------------------------------------------------------------------------------------------------------------------
        TOTAL CURRENT LIABILITIES                                                              34,026           33,727

   Long-term note, less current portion                                                         1,418            3,127
   Other long-term liabilities                                                                     82              172
   --------------------------------------------------------------------------------------------------------------------

   COMMITMENTS AND CONTINGENCIES (NOTES 12 AND 13)

   SHAREHOLDERS' EQUITY:
    Common Stock, $.01 par value; 40,000,000 shares authorized; 24,441,470 and
     24,211,400 shares issued and outstanding in 1996 and 1995, respectively                      244              242
    Additional paid-in capital                                                                 70,797           68,628
    Retained earnings                                                                          58,169           35,567
   --------------------------------------------------------------------------------------------------------------------
                                                                                              129,210          104,437
   --------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $164,736         $141,463
   --------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the financial statements.

                          MEDIC COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


FOR THE YEARS ENDED DECEMBER 31,                                               1996              1995             1994
-----------------------------------------------------------------------        ----              ----             ----
                                                                                            (restated)       (restated)

NET REVENUES:
Systems                                                                        $92,827          $77,618           $59,794
Maintenance, forms and other services                                           98,960           75,898            55,561
--------------------------------------------------------------------------------------------------------------------------

   TOTAL NET REVENUES                                                          191,787          153,516           115,355
--------------------------------------------------------------------------------------------------------------------------

COST OF REVENUES:
Systems                                                                         55,527           48,275            36,752
Maintenance, forms and other services                                           59,314           43,846            30,327
--------------------------------------------------------------------------------------------------------------------------

  TOTAL COST OF REVENUES                                                       114,841           92,121            67,079
--------------------------------------------------------------------------------------------------------------------------

    GROSS MARGIN                                                                76,946           61,395            48,276
--------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
Sales and marketing                                                             17,857           15,001            12,639
Research and development                                                        10,155            8,391             5,991
General and administrative                                                      10,490            8,503             6,968
Amortization of intangible assets                                                1,774            2,872             3,088
--------------------------------------------------------------------------------------------------------------------------
  TOTAL OPERATING EXPENSES                                                      40,276           34,767            28,686
--------------------------------------------------------------------------------------------------------------------------

    INCOME FROM OPERATIONS                                                      36,670           26,628            19,590
--------------------------------------------------------------------------------------------------------------------------

OTHER INCOME:
Interest income, net                                                             2,193            1,868               317
--------------------------------------------------------------------------------------------------------------------------

    INCOME BEFORE INCOME TAXES                                                  38,863           28,496            19,907
--------------------------------------------------------------------------------------------------------------------------
PROVISION FOR INCOME TAXES                                                      14,823           10,102             7,233
--------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                     $24,040          $18,394           $12,674
--------------------------------------------------------------------------------------------------------------------------

PRO FORMA DATA:
 INCOME BEFORE PRO FORMA INCOME TAX PROVISION                                  $24,040          $18,394           $12,674
 PRO FORMA INCOME TAX EXPENSE FOR
     THE PERIODS PRIOR TO MAY 31, 1996                                             489            1,178               968
--------------------------------------------------------------------------------------------------------------------------
PRO FORMA NET INCOME                                                           $23,551          $17,216           $11,706
--------------------------------------------------------------------------------------------------------------------------

PRO FORMA EARNINGS PER SHARE:
     Net income per share                                                        $0.95            $0.72             $0.52
--------------------------------------------------------------------------------------------------------------------------

Pro forma weighted average common
  shares and equivalents used in
  computing net income per share                                            24,782,701       23,952,268        22,514,960
--------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the financial statements.

                          MEDIC COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


FOR THE YEARS ENDED DECEMBER 31,                                             1996              1995             1994
----------------------------------------------------------------------------------------------------------------------------
                                                                                            (RESTATED)       (RESTATED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $  24,040        $  18,394         $  12,674
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization of property and equipment                          2,467            1,672             4,194
Amortization of intangibles                                                      1,774            2,872                21
Deferred income taxes                                                            (371)          (1,083)             (416)
Accounts receivable, trade (net)                                              (13,548)         (18,811)           (3,527)
Inventories and maintenance parts                                              (1,484)          (1,863)           (1,634)
Prepaid expenses                                                                 1,222          (1,526)             (172)
Other assets                                                                       298              120             (184)
Accounts payable, trade                                                          2,677            1,034               852
Customer deposits and deferred maintenance revenue                             (2,056)            1,843               816
Income taxes payable                                                             (545)            1,468             1,489
Accrued expenses                                                                 1,325            2,047
Payments on long-term note                                                     (1,547)
Other long-term liabilities                                                       (90)              (2)                14
--------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       14,162            6,165            14,127
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments                                           (44,367)         (46,225)           (1,188)
Proceeds from the sale of short-term investments                                22,976           36,066
Payments for purchases of property and equipment                               (5,491)          (3,375)           (1,802)
Payments for acquisitions made, net of cash acquired                             (127)          (5,122)           (4,861)
Tax benefits from utilization of excess tax basis acquired                                          158               516
--------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                         (27,009)         (18,498)           (7,335)
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                             907           36,101                62
Distributions to CompuSystems, Inc. shareholders                               (1,438)          (3,387)           (1,608)
Payments on notes payable                                                      (1,264)            (109)              (54)
Tax benefits from stock options exercised                                        1,264            2,019               393
--------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                              (531)           34,624           (1,207)
--------------------------------------------------------------------------------------------------------------------------
   Net change in cash and cash equivalents                                    (13,378)           22,291             5,585
CASH AND CASH EQUIVALENTS:
   Beginning of period                                                          38,935           16,644            11,059
--------------------------------------------------------------------------------------------------------------------------
   End of period                                                             $  25,557        $  38,935        $   16,644
--------------------------------------------------------------------------------------------------------------------------
CASH PAID FOR INTEREST AND INCOME TAXES WAS AS FOLLOWS:
   Interest                                                                  $      89        $     114        $      112
--------------------------------------------------------------------------------------------------------------------------
   Income taxes                                                              $  14,113        $   7,487        $    7,079
--------------------------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of the financial statements.

                          MEDIC COMPUTER SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (dollars in thousands, except share data)



                                                                   Common Stock          Additional                    Total
                                                            ----------------------------  Paid-in      Retained    Shareholders'
                                                                 Shares        Amount     Capital      Earnings        Equity
                                                            -----------------------------------------------------------------------

RESTATED BALANCE AT DECEMBER 31, 1993                             21,023,622   $    211   $   25,920    $   9,781      $    35,912


Issuance of  797,600 shares for the acquisition of Elcomp            797,600          8        3,900                         3,908
Issuance of common stock under stock incentive plans                 144,892          1           61                            62
Tax benefits from options exercised                                                              393                           393
Distributions to former shareholders of CompuSystems                                                      (1,608)          (1,608)
Restated Net Income 1994                                                                                   12,674           12,674
                                                            -----------------------------------------------------------------------

BALANCE AT DECEMBER  31, 1994                                     21,966,114        220       30,274       20,847           51,341

Issuance of 1,700,000 shares                                       1,700,000         16       35,280                        35,296
Issuance of  212,156 shares for the acquisition of National
  Medical Systems, Inc.                                              212,156          2          254        (287)             (31)
Issuance of common stock under stock incentive plans                 338,354          4          813                           817
Repurchase of shares under stock incentive plans                     (5,224)                    (12)                          (12)
Tax benefits from options exercised                                                            2,019                         2,019
Distributions to former shareholders of CompuSystems, Inc.                                                (3,387)          (3,387)
Restated Net Income 1995                                                                                   18,394           18,394
                                                            -----------------------------------------------------------------------

BALANCE AT DECEMBER  31, 1995                                     24,211,400        242       68,628       35,567          104,437

Issuance of common stock under stock incentive plans                 216,912          2          612                           614
Repurchase of shares                                                 (2,205)                    (76)                          (76)
Issuance of common stock under Employee Stock Purchase Plan
                                                                      15,363                     369                           369
Tax benefits from options exercised                                                            1,264                         1,264
Distributions to former shareholders of CompuSystems, Inc.                                                (1,438)          (1,438)
Net income                                                                                                 24,040           24,040

                                                            -----------------------------------------------------------------------
BALANCE AT DECEMBER  31, 1996                                     24,441,470   $    244   $   70,797   $   58,169      $   129,210

-----------------------------------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of the financial statements.

                          MEDIC COMPUTER SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

On November 6, 1990, Medic Computer Systems, Inc. ("Medic"), a North Carolina corporation became the surviving corporation of a leveraged buyout transaction whereby all of the outstanding stock of PRC Medic Computer Systems, Inc. (the "Predecessor") was acquired from its parent corporation, a subsidiary of Black & Decker. The acquisition was accounted for as a purchase and, accordingly, the excess of the purchase price over the estimated fair value of net assets acquired has been allocated to a category included in intangible assets as outlined in Note 7.

During 1992, Medic completed an initial public offering ("IPO") of its common stock, whereby 5,750,000 shares (including the over allotment option granted to the underwriters) of Medic's common stock were sold at $4.00 per share. On April 19, 1995, the Company completed a follow-on offering of its common stock whereby 1,700,000 shares were issued by the Company at $22.00 per share resulting in net proceeds to the Company of approximately $35,296,000, after underwriting discounts and commissions and other expenses of the offering payable by the Company.

On January 18, 1994, Medic completed the acquisition of all of the outstanding stock of Elcomp Systems, Inc., a privately held company ("Elcomp") located in Pittsburgh, Pennsylvania, for approximately $5,000,000 in cash and 797,600 shares of Medic's common stock. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16 and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The operating results of Elcomp are included in the Company's consolidated income statements from the date of acquisition. Effective January 1, 1995, Elcomp was merged into Medic.

On August 28, 1995, the Company acquired the assets of Script Systems, Inc. ("Script") from InfoMed Holdings, Inc. ("InfoMed"), with headquarters in Princeton, New Jersey, for approximately $3,000,000 in cash and the assumption of certain liabilities. The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair values at the date of acquisition. The results of operations of Script are included in the accompanying consolidated financial statements from the date of acquisition.

On August 31, 1995, the Company acquired all of the outstanding stock of National Medical Systems, Inc. ("National Medical") a privately held company, located in Westboro, Massachusetts through an exchange of stock in a merger transaction valued at approximately $5,000,000. The Company issued approximately 212,000 shares of its common stock in the transaction. The acquisition was accounted for as a pooling of interests, but was not material to the Company's results of operations and financial position for the periods prior to the acquisition. Accordingly, the results of operations of National Medical have been included from the date of acquisition.

On September 29, 1995, the Company acquired all of the outstanding stock of Compudata Professional Systems, Ltd. ("Compudata"), a privately held company located in Marietta, Georgia, for approximately $2,000,000 in cash. The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair values at the date of acquisition. The results of operations of Compudata are included in the accompanying consolidated financial statements from the date of acquisition.

On May 31, 1996, the Company acquired all of the outstanding stock of CompuSystems, Inc. ("CompuSystems"), a privately held company based in Columbia, South Carolina, through an exchange of stock in a merger transaction valued at approximately $33,400,000. Medic issued 720,022 shares of its Common Stock to the shareholders of CompuSystems in the merger. The transaction was accounted for as a pooling of interests and, accordingly, the Company's financial statements for the periods prior to the merger have been restated to include the results of CompuSystems for all periods presented. Certain details of the results of operations of the previously separate companies before the acquisition are as follows:

                                            January 1 - May 31, 1996
                                    Medic        CompuSystems        Total
Revenue                             $ 63,181       $  4,085       $ 67,266
Net income                             5,660          1,167          6,827
Pro forma income tax expense                            489            489
Pro forma net income                $  5,660       $    678       $  6,338


Pro forma financial information has not been presented for the Script, National Medical or Compudata acquisitions since the acquisitions are not considered material, individually or in aggregate, in relation to the operations of the Company. The term "Company" used herein means Medic and its wholly owned subsidiaries at December 31, 1996, unless otherwise indicated by the context.

On June 10, 1996, the Company declared a two-for-one stock split of the Company's Common Stock effective June 24, 1996, pursuant to which each shareholder of record received one additional share of Common Stock for each share held as of that date. The financial statements have been restated to reflect the effect of the split.

2.  SUBSEQUENT EVENTS

On February 28, 1997, the Company acquired all of the outstanding stock of Home Care Information Systems, Inc. ("HCIS"), a privately held company located in Bloomfield, New Jersey, through an exchange of stock in a merger transaction valued at approximately $18,800,000. The Company issued approximately 522,000 shares of its common stock in the transaction. The acquisition was accounted for as a pooling of interests, but was not material to the Company's results of operations and financial position for the periods prior to the acquisition. Accordingly, the results of operations of HCIS will be included from the date of acquisition.

On February 28, 1997, the Company also acquired all of the outstanding stock of Computer Business Systems, Inc. ("CBSI"), a privately held company located in Rockville, Maryland, through an exchange of stock in a merger transaction valued at approximately $26,460,000. The Company issued approximately 735,000 shares of its common stock in the transaction. The acquisition was accounted for as a pooling of interests, but was not material to the Company's results of operations and financial position for the periods prior to the acquisition. Accordingly, the results of operations of CBSI will be included from the date of acquisition.

3.  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS
The Company currently operates in one business segment, the development and marketing of integrated computer systems to the healthcare industry. The Company's products consist of several practice management systems, clinical information and patient records systems and electronic data interchange services ("EDI") designed to reduce cost and facilitate patient care in the physician practice. Systems consist of hardware, software, installation and training. Systems revenue also includes sales of system upgrades and additional peripheral hardware and software to existing customers.

The Company contracts with customers for transaction-based, EDI services which include electronic patient billing, insurance claims and payment posting. Additionally, the Company provides software and hardware maintenance, based on annual or monthly fees, and sells forms, supplies and other services to its customers.

PRINCIPLES OF CONSOLIDATION
The financial statements include the accounts of Medic and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

ESTIMATES
The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at December 31, 1996 and 1995, and the reported amounts of revenues and expenses during each of the three years in the periods ended December 31, 1996, 1995 and 1994. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS
For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents.

SHORT-TERM INVESTMENTS
Short-term investments consist of a portfolio of U.S. government agency obligations and obligations of states and municipalities. Short-term investments are carried at amortized cost, which approximates market. Amortization of premiums and accretion of discounts are recognized as adjustments to interest income using the interest method.

REVENUE RECOGNITION
The Company recognizes revenue in accordance with the provisions of AICPA Statement of Position No. 91-1 "Software Revenue Recognition" (SOP 91-1). Revenue from systems sales is recognized upon the installation and testing of the system and completion of the initial customer training for all contracts. Costs of remaining insignificant Company obligations, if any, are accrued as cost of revenues at the time of revenue recognition. Revenue from services is recognized as the services are performed. Revenues related to hardware and software maintenance contracts are recognized ratably over the terms of the contracts. Revenues related to forms and other ancillary products are recognized upon shipment. Revenues as reflected in the statements of operations are net of discounts, product returns and allowances. Various expenses are allocated between cost of revenues for systems and for maintenance, forms and other services, and research and development, based on management's estimates.

CONCENTRATION OF CREDIT RISK
Concentrations of credit risk that arise from financial instruments exist for groups of counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Company has no significant exposure to any individual customer. However, the Company sells products and provides services primarily to physicians` practices located throughout the United States. The Company maintains its cash in bank deposit accounts which exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

INVENTORIES AND MAINTENANCE PARTS
Inventories, consisting principally of computer hardware held for resale and computer maintenance parts, held to repair customers' systems under hardware maintenance contracts between the Company and certain of its customers, are stated at the lower of cost or estimated market with cost determined by the average method.

PROPERTY AND EQUIPMENT
Property and equipment are depreciated using the straight-line method over the estimated useful lives of the respective assets, which range from two to thirty one and one half years. Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized. The cost and related accumulated depreciation of property and equipment are removed from the accounts upon retirement or other disposition and any resulting gain or loss is reflected in operations.

INTANGIBLE ASSETS
 Intangible assets are amortized by the methods and over the estimated lives as set forth in Note 7.

INCOME TAXES
Income taxes are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109").

RESEARCH AND DEVELOPMENT COSTS
Research and development expenditures are charged to expense in the year incurred.

EARNINGS PER SHARE
The number of shares used in computing earnings per share of common stock includes the weighted average number of shares of common stock and equivalents outstanding during the period. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 is designed to improve to improve the earnings per share information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing comparability of earnings per share on an international basis. This pronouncement is effective for periods beginning after December 15, 1997, and is not expected to have a material impact on the Company's financial statements.

FAIR VALUES OF FINANCIAL INSTRUMENTS
The following methods and assumptions were used by the Company's management in estimating fair values for financial instruments as required by Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments".

         INVESTMENTS The fair values of the Company's investments (which are included in cash and cash equivalents and short-term investments) are based on market quotations.

         LONG-TERM NOTE The fair value of the Company's long-term note has been based upon market quotations.

ACCOUNTING FOR STOCK BASED COMPENSATION
As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"), the Company has chosen to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for options granted under the plan. However, the Company has disclosed in Note 10 the pro forma effects had compensation cost been determined based on the fair value of the options at the grant date.

4.  SHORT-TERM INVESTMENTS

The Company has classified all short-term investments as available for sale and has classified all such securities as current assets for financial statement purposes. The amortized cost approximates market value, yielding no unrealized holding gains or losses at December 31, 1996 and 1995.

The amortized cost of the securities at December 31, 1996 and 1995 were as follows (in thousands):

                                                  1996               1995
                                                  ----               ----
U.S. government agency obligations              $    2,390            $  1,648
Obligations of states and municipalities            30,462               9,813
                                              -------------      --------------
                                                 $  32,852            $ 11,461
                                              -------------      --------------


The maturities of these securities as of December 31, 1996 and 1995 were as follows (in thousands):

                                                  1996               1995
                                                  ----               ----
Within one year                                  $  14,016            $  3,470
After 1 year through 5 years                           250                 ---
After 5 years through 10 years                       3,933                 ---
After ten years                                     14,653               7,991
                                              -------------      --------------
                                                 $  32,852            $ 11,461
                                              -------------      --------------

5.  INVENTORIES AND MAINTENANCE PARTS

Ending inventories consisted of the following at December 31, 1996 and 1995 (in thousands):

                                                  1996              1995
                                                  ----              ----
New and used computer hardware and parts           $ 12,952        $  10,865
Inventory shipped to customers for which revenue
 recognition criteria has not been met                  560            1,007
Forms                                                   266              422
                                                 -----------    -------------
                                                   $ 13,778         $ 12,294
                                                 -----------    -------------

6.  PROPERTY AND EQUIPMENT

Property and equipment, at cost, consisted of the following at December 31, 1996 and 1995 (in thousands):

                                                   1996               1995
                                                   ----               ----
Office furniture and equipment                      $  4,366           $  2,633
Computer equipment                                    10,491              6,975
Leasehold improvements                                   378                369
Vehicles                                                 479                514
Land                                                      90                 90
Building                                               1,474              1,474
                                               --------------    ---------------
                                                      17,278             12,055
Less accumulated depreciation and amortization         7,179              4,980
                                               --------------    ---------------
                                                    $ 10,099           $  7,075
                                               --------------    ---------------


7.  INTANGIBLE ASSETS

Intangible assets consist of the following at December 31, 1996 and 1995 (in thousands):


                                            Amortization      Estimated
                                               Method           Lives            1996               1995
                                               ------           -----            ----               ----

Excess of purchase price over net assets
  acquired and other intangible assets
                                            Straight-line      15 years            $ 25,904         $ 25,769
Noncompetition agreement                    Straight-line       5 years                 374              374
                                                                            ----------------    -------------
                                                                                     26,278           26,143
Less accumulated amortization                                                         7,480            5,698
                                                                            ----------------    -------------
                                                                                   $ 18,798         $ 20,445
                                                                            ----------------    -------------



The Company continually monitors events and changes in circumstances that could indicate carrying amounts of intangible assets may not be recovered. When events or changes in circumstances are present that indicate the carrying amounts of intangible assets may not be recoverable, the Company assesses the recoverability of intangible assets by determining whether the carrying value of such intangible assets will be recoverable through the future cash flows expected from the use of the asset and its eventual disposition. No impairment losses on intangible assets were recorded by the Company during the years ended December 31, 1996, 1995 and 1994.

8.  NOTES PAYABLE

In 1995, the Company entered into a financing agreement with a vendor to obtain favorable pricing on a large number of software licenses that will be resold. This agreement is interest-free and requires monthly payments of $128,930 through December 1998. The estimated fair value of the note at December 31, 1996 is $2,632,000. Future minimum payments under this agreement are as follows (in thousands):

Year ending December 31,
1997                                      $ 1,575
1998                                        1,418
                                      ------------
                                          $ 2,993
                                      ============

The Company has a $10,000,000 uncommitted line of credit with Wachovia Bank of North Carolina, N.A. At December 31, 1996, there were no borrowings outstanding under this line.

Accounts payable to another vendor are collateralized by inventory purchased by Medic from the vendor and related receivables from the sale of inventory. At December 31, 1996 and 1995, approximately $4,040,000 and $915,000, respectively, was outstanding to this vendor.

9.  INCOME TAXES

Income tax expense for the years ended December 31, 1996, 1995 and 1994 consisted of the following (in thousands):


                         1996                1995                   1994
                         ----                ----                   ----
FEDERAL:
  Current                  $ 12,290             $ 9,067                $ 6,279
  Deferred                    (303)               (921)                  (341)
                   -----------------    ----------------       ----------------
                             11,987               8,146                  5,938
                   -----------------    ----------------       ----------------


STATE:
  Current                     2,904               2,118                  1,370
  Deferred                     (68)               (162)                   (75)
                   -----------------    ----------------       ----------------
                              2,836               1,956                  1,295
                   -----------------    ----------------       ----------------
                           $ 14,823            $ 10,102               $  7,233
                   -----------------    ----------------       ----------------

The actual effective rate of income tax expense differs from the U.S. statutory federal income tax rate as follows:


                                               1996       1995        1994
                                               ----       ----        ----
Statutory U.S. federal rate                      35.0%     35.0%     35.0%
State income taxes, net of federal
  income tax benefits                             4.8       4.8       4.7
Amortization of nondeductible intangibles         0.9       1.2       1.7
Tax free interest income                        (1.5)     (1.0)       ---
Research and experimentation
  tax credit                                    (0.5)     (0.9)       ---
Pro forma taxes on CompuSystems,
  an S-Corporation prior
  to May 31, 1996, paid
  by former shareholders                        (1.3)     (4.1)     (4.9)
Other items, net                                  0.7       0.5     (0.2)
                                              -------   -------   -------
                                                 38.1%     35.5%     36.3%
                                              -------   -------   -------

The components of net deferred tax assets at December 31, 1996 and 1995 were as follows (in thousands):

                                                    1996               1995
                                                    ----               ----
Accelerated depreciation                            $  (396)        $      ---
Deferred revenue                                       1,265             1,778
Inventory reserves or write-downs                        390               297
Inventory spare parts capitalization                     284               ---
Accrued bonuses and vacation                             531               413
Accounts receivable allowances                         1,198               427
Other assets                                              87                25
Accrued pension and profit sharing                     (473)             (425)
                                                -------------    --------------
                                                    $  2,886          $  2,515
                                                -------------    --------------


During the years ended December 31, 1996 and 1995, the Company utilized excess tax basis acquired from the Predecessor of approximately $400,000, for each year, resulting in a reduction of both current income taxes payable and excess of purchase price over net assets acquired of approximately $156,000 and $158,000, respectively.

10.  COMMON STOCK OPTIONS

Options may be granted under the Company's stock option plan for the purchase directly from the Company of up to 1,960,000 shares of common stock as incentive stock options and as nonqualified stock options by participants. The exercise price of each option equals the market price of the Company's stock on the date of the grant.

Activity in the plan for the years ended December 31, 1995 and 1996 is summarized as follows:


                                  Available for  Outstanding Weighted Average
                                     Grant                    Exercise Price

Balance, December 31, 1994          830,004       965,504      $     3.69
Granted on August 31, 1995        (100,000)       100,000           22.00
Options exercised                       ---     (338,354)            2.45
Options canceled at employee
  termination                         9,550       (9,550)            5.63
                                  ---------- ------------- ---------------

Balance, December 31, 1995          739,554       717,600            6.80
Granted on January 2, 1996         (72,000)        72,000           30.00
Granted on October 4, 1996        (100,950)       100,950           29.50
Options exercised                               (216,912)            2.81
Options canceled at employee
  termination                         6,850       (6,850)           16.78
                                  ---------- ------------- ---------------

Balance, December 31, 1996          573,454       666,788       $   13.94
                                  ---------- ------------- ---------------


Shares subject to the options granted in March 1991 vest over a five-year period, 33-1/3% vesting at the end of three years and on each anniversary of the grant date thereafter, and expire in 10 years. The majority of the shares granted in 1992 and thereafter vest 100% in three years and expire in 10 years. As of December 31, 1996 and 1995, approximately 237,000 and 157,000 options were vested, respectively.


                                   Options Outstanding                          Options Exercisable
                    ---------------------------------------------------      ---------------------------
                                    Weighted-Average
Range of Exercise                   Remaining            Weighted Average                    Weighted
Prices              Number          Contractual Life     Exercise Price      Number          Average
                    Outstanding                                              Exercisable     Exercise Price
------------------- --------------- -------------------- ------------------- --------------- -----------------
$0.43 - $10.00             398,089            5.7 years           $    5.18         237,000          $   2.39
$20.01-$30.00              268,699            8.6 years            $  26.93              --
                    ---------------                                          ---------------
                           666,788                                                  237,000
                    ---------------                                          ---------------


Had compensation cost been recognized based on the fair value of the options at the grant dates for awards under the Plan consistent with the method of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share information):

                                 1996                          1995
                                 ----                          ----
                        As Reported   Pro Forma      As Reported  Pro Forma
Net income                 $ 23,551    $ 22,838         $ 17,216   $ 17,008

Net income per share         $ 0.95      $ 0.92           $ 0.72     $ 0.71

Number of share used         24,783      24,783           23,952     23,952


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants. The weighted average fair value of options granted during 1996 and 1995 was $ 4.51 and $ 4.08 , respectively.


                                                   1996             1995
                                                   ----             ----
Dividend yield                                         0%               0%
Expected volatility                                62.24%           99.11%
Risk-free interest rate                             5.17%            5.08%
Expected lives, in years                             0.28             0.26



11. EMPLOYEE BENEFIT PLANS

The Company has a defined contribution profit sharing plan covering substantially all employees who have completed one year of eligible service and have reached the age of 21. The Company's contributions are at the discretion of the Company's Board of Directors and are limited to 15% of eligible participant compensation in any plan year. The cost of such plan to the Company was $1,133,350, $1,019,600 and $799,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

The Company has a defined contribution pension plan covering substantially all employees of the Company. Contribution rates, to be established with the approval of the Board of Directors, are limited to 8% of a participant's compensation, if any, in excess of the FICA maximum plus one-half of the aforementioned rate applied to a participant's compensation below the FICA maximum. The cost of such plan to the Company was $1,083,949, $842,000 and $736,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

In addition, the Company has a defined contribution employee retirement savings plan covering substantially all employees of the Company. The Company will match participants' pre-tax contributions up to an amount determined annually by the Board of Directors. The cost of such plan to the Company was $227,942, $191,000 and $133,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

12. COMMITMENTS

The Company leases various office and warehouse space under noncancelable operating leases expiring through 2001. Certain lease agreements may be renewed for terms ranging from one to five years at the option of the Company. It is expected that in the normal course of business, expiring leases will be renewed or replaced by similar leases on other properties. Future minimum lease payments as of December 31, 1996 under the noncancelable operating leases follows(in thousands):

YEAR ENDING DECEMBER 31,
1997                                       $ 3,083
1998                                         2,839
1999                                         2,456
2000                                           825
2001                                           292
                                    ---------------
                                           $ 9,495
                                    ---------------

Rent expense was $2,981,000, $2,260,000 and $1,903,000 during 1996, 1995 and
1994, respectively.

13. CONTINGENCIES

The Company is self-insured for employee health insurance claims. At December 31, 1996, the Company had a stop-loss insurance policy covering claims in excess of $50,000 per employee and $1,839,000 in the aggregate. The accompanying financial statements reflect an estimated liability for claims incurred as of December 31, 1996 and 1995, respectively.

Periodically, the Company is involved in various litigation arising in the ordinary course of business. Although the final resolution of these matters cannot be determined, it is management's opinion that the final outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

14. RELATED PARTY TRANSACTIONS

During 1996, the Company earned revenues of $2,929,000 with a customer that shares common members of the Board of Directors with the Company and in which certain senior members of management are minority shareholders. The related cost of goods sold was $687,000. At December 31, 1996 there was $419,000 in outstanding accounts receivable from this customer.

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table of supplementary financial information presents selected unaudited quarterly results of the Company's operations over the last eight quarters (in thousands, except per share amounts):

                                                             1996
                                       FIRST         SECOND        THIRD         FOURTH
                                      QUARTER       QUARTER       QUARTER       QUARTER

Revenues                               $  43,374     $  44,584     $  50,072     $  53,757
Gross margin                              17,211        18,018        19,679        22,038
Sales, general and
  administrative, research
  and development
  expenses                                 8,828         9,224         9,698        10,752
Amortization expense                         445           447           442           440
Income from operations                     7,938         8,347         9,539        10,846
Net income                                 5,391         5,692         6,086         6,871
Pro forma net income                       5,134         5,460         6,086         6,871
Pro forma earnings per share           $    0.21     $    0.22     $    0.25     $   0 .28



                                                             1995
                                       FIRST         SECOND        THIRD         FOURTH
                                      QUARTER       QUARTER       QUARTER       QUARTER
Revenues                               $  33,239     $  36,264     $  39,977     $  44,036
Gross margin                              13,186        14,684        15,761        17,764
Sales, general and
  administrative, research
  and development
  expenses                                 6,628         7,471         8,396         9,400
Amortization expense                         755           757           780           580
Income from operations                     5,803         6,456         6,585         7,784
Net income                                 3,794         4,580         4,701         5,319
Pro forma net income                       3,538         4,279         4,387         5,012
Pro forma earnings per share           $    0.16     $    0.18     $    0.18     $    0.20



                     INDEX TO FINANCIAL STATEMENT SCHEDULES



Schedule II            Valuation and Qualifying Accounts

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
Medic Computer Systems, Inc.


Our report on the financial statements of Medic Computer Systems, Inc. is included on page F-2 of the Company's 1996 Form 10K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule, Schedule II - Valuation and Qualifying Accounts.

In our opinion, the financial statements schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                          (Coopers & Lybrand LLP signature appears here)



Raleigh, North Carolina
March 21, 1997

                          MEDIC COMPUTER SYSTEMS, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                             (dollars in thousands)



                                                     COL. A         COL. B            COL. C         COL. D          COL. E
                                                                            ADDITIONS
                                                     Balance at     Charged to    Charged to                         Balance at
                                                    Beginning of     Costs and  Other Accounts       Deductions        End of
                                                       Period        Expenses     Describe            Describe         Period

Description
Year ended December 31, 1996:
Deducted from asset accounts:
  Allowance for product returns and doubtful
  accounts (a)                                         $1,316           2,029        --                (147)(c)        $3,198
  Inventory valuation reserve (b)                      $  397             655                          (422)(d)        $  630

Year ended December 31, 1995:
Deducted from asset accounts:
  Allowance for product returns and doubtful
  accounts (a)                                         $ 932              770        89(e)             (475)(c)        $1,316
  Inventory valuation reserve (b)                      $ 343              492        --                (438)(d)        $  397

Year Ended December 31, 1994:
Deducted from asset accounts:
  Allowance for product returns and doubtful
  accounts (a)                                         $ 668               90       174(e)               --            $  932
  Inventory valuation reserve (b)                      $ 348              489        --                 (494)(d)       $  343


(a) Allowance represents an allowance for both product returns and doubtful accounts. Activity represents doubtful accounts only. Revenues have been reduced directly for product returns.
(b) Represents an allowance for excess inventory and lower of cost or market adjustments.
(c) Uncollectible accounts written off, net of recoveries.
(d) Inventory items written down to lower of cost or market.
(e) Represents allocation of part of purchase price of the Company's acquisitions to accounts receivable and inventory reserves.