Form 10-Q
period 1997-03-31
MEDIC COMPUTER SYSTEMS INC
filed 1997-05-13
CIK 885378

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997

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

         Yes      X        No____________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                 Number Outstanding                     Date
-----                 ------------------                     ----
Common Stock                 25,723,004                 April 29, 1997
$.01 par value

                          MEDIC COMPUTER SYSTEMS, INC.


                                INDEX TO FORM 10Q


                                                                                        Pages
Part I.           FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements:

                  Balance Sheets as of December 31, 1996 and
                  March 31, 1997 (Unaudited)                                                3

                  Statements of Operations for the three months
                  ended March 31, 1997 and 1996 (Unaudited)                                 4

                  Statements of Cash Flows for the three months
                  ended  March 31, 1997 and 1996 (Unaudited)                                5

                  Notes to Financial Statements                                           6-9


Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                   10-14



Part II.          OTHER  INFORMATION.

Item 6.           Exhibits and Reports on Form 8-K                                         15


SIGNATURES                                                                                 16


EXHIBIT INDEX                                                                              17



                                        MEDIC COMPUTER SYSTEMS, INC.
                                         CONSOLIDATED BALANCE SHEETS
                                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          MARCH 31,        DECEMBER 31,
                                                                                            1997               1996
                                                                                            ----               ----
                                                                                         (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                                $35,606            $25,557
  Short-term investments                                                                    26,694             32,852
  Accounts receivable, trade, net                                                           48,381             54,737
  Inventories and maintenance parts                                                         13,593             13,778
  Prepaid expenses                                                                           6,863              4,968
  Other current assets                                                                         911              1,006
  Deferred income tax benefit                                                                2,933              2,886
----------------------------------------------------------------------------------------------------------------------
     TOTAL CURRENT ASSETS                                                                  134,981            135,784

Property and equipment, at cost, net                                                        12,602             10,099
Intangible assets, at cost, net                                                             18,355             18,798
Other assets                                                                                    60                 55
----------------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                                         $165,998           $164,736
----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term note                                                         $1,438             $1,575
  Accounts payable, trade                                                                    6,104             10,013
  Customer deposits and deferred maintenance revenue                                        11,046             11,340
  Income taxes payable                                                                       3,066              1,131
  Accrued expenses:
     Commissions                                                                             1,461              2,213
     Compensation and related items                                                          4,774              4,915
     Other                                                                                   2,294              2,839
----------------------------------------------------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES                                                              30,183             34,026

Long-term note, less current portion                                                         1,031              1,418
Other long-term liabilities                                                                     73                 82
----------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:
Common Stock, $.01 par value; 40,000,000 shares authorized; 25,723,004 and
    24,441,470 shares issued and outstanding in 1997 and 1996, respectively
                                                                                               257                244
Additional paid-in capital                                                                  72,221             70,797
Retained earnings                                                                           62,233             58,169
----------------------------------------------------------------------------------------------------------------------
                                                                                           134,711            129,210
----------------------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $165,998           $164,736
----------------------------------------------------------------------------------------------------------------------


The accompanying Notes are an integral part of the financial statements.

                          MEDIC COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                           -----------------------------------
                                                                                   THREE MONTHS ENDED
                                                                           -----------------------------------
                                                                                   MARCH 31,        MARCH 31,
                                                                                      1997            1996
                                                                                      ----            ----
                                                                                                   (restated)

NET REVENUES:
Systems                                                                             $19,565           $21,162
Maintenance, forms and other services                                                27,886            22,212
--------------------------------------------------------------------------------------------------------------
  TOTAL NET REVENUES                                                                 47,451            43,374
--------------------------------------------------------------------------------------------------------------

COST OF REVENUES:
Systems                                                                              13,536            13,001
Maintenance, forms and other services                                                16,952            13,162
--------------------------------------------------------------------------------------------------------------
  TOTAL COST OF REVENUES                                                             30,488            26,163
-------------------------------------------------------------------------------------------------------------
    GROSS MARGIN                                                                     16,963            17,211
--------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
Sales and marketing                                                                   4,805             4,124
Research and development                                                              2,942             2,423
General and administrative                                                            3,943             2,281
Amortization of intangible assets                                                       445               445
--------------------------------------------------------------------------------------------------------------
  TOTAL OPERATING EXPENSES                                                           12,135             9,273
--------------------------------------------------------------------------------------------------------------
    INCOME FROM OPERATIONS                                                            4,828             7,938
--------------------------------------------------------------------------------------------------------------

OTHER INCOME:
Interest income                                                                         639               544
--------------------------------------------------------------------------------------------------------------
    INCOME BEFORE INCOME TAXES                                                        5,467             8,482
--------------------------------------------------------------------------------------------------------------
PROVISION FOR INCOME TAXES                                                            2,351             3,091
--------------------------------------------------------------------------------------------------------------
NET INCOME                                                                           $3,116            $5,391
--------------------------------------------------------------------------------------------------------------

PRO FORMA DATA:
 INCOME BEFORE PRO FORMA INCOME TAX PROVISION                                        $3,116            $5,391
 PRO FORMA INCOME TAX EXPENSE FOR THE PERIODS PRIOR TO  MAY 31, 1996                      0               257
--------------------------------------------------------------------------------------------------------------
PRO FORMA NET INCOME                                                                 $3,116            $5,134
--------------------------------------------------------------------------------------------------------------

PRO FORMA EARNINGS PER SHARE:
     Net income per share                                                             $0.12             $0.21
--------------------------------------------------------------------------------------------------------------

Pro forma weighted average common
  shares and equivalents used in
  computing net income per share                                                 25,288,984        24,782,094
--------------------------------------------------------------------------------------------------------------



The accompanying Notes are an integral part of the financial statements.


                                                MEDIC COMPUTER SYSTEMS, INC.
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (UNAUDITED)
                                                       (IN THOUSANDS)

                                                                           ---------------------------- ----------------------------
                                                                               THREE MONTHS ENDED           THREE MONTHS ENDED
                                                                           ---------------------------- ----------------------------
                                                                                 MARCH 31, 1997               MARCH 31, 1996
                                                                                 --------------               --------------
                                                                                                                (RESTATED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                            $3,116                       $5,391
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING
    ACTIVITIES:
Depreciation and amortization of property and equipment                                  793                          517
Amortization of intangibles                                                              445                          445
Deferred income taxes                                                                   (47)                          260
Accounts receivable, trade, net                                                        7,901                      (2,220)
Inventories and maintenance parts                                                        250                          402
Prepaid expenses and other current assets                                            (1,310)                      (1,125)
Other assets                                                                             (5)                           87
Accounts payable, trade                                                              (4,154)                      (2,601)
Customer deposits and deferred maintenance revenue                                   (1,210)                        (245)
Income taxes payable                                                                   1,749                        1,466
Accrued expenses                                                                     (2,581)                        (381)
Payments on long-term note                                                             (524)                        (515)
Other long-term liabilities                                                              (9)                         (13)
--------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                              4,414                        1,468
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments                                                  (7,474)                      (4,412)
Proceeds from the sale of short-term investments                                      13,632                        4,152
Payments for purchases of property and equipment                                     (1,895)                        (714)
Cash acquired, net of payments for acquisitions                                        1,001                         (43)
--------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                    5,264                      (1,017)
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                                 117                          199
  Distributions to shareholders                                                            -                        (340)
  Tax benefits from stock options exercised                                              254                          178
--------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                371                           37
--------------------------------------------------------------------------------------------------------------------------
   Net increase in cash and cash equivalents                                          10,049                          488

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                25,557                       38,935
--------------------------------------------------------------------------------------------------------------------------
   End of period                                                                     $35,606                      $39,423
--------------------------------------------------------------------------------------------------------------------------
CASH PAID FOR INTEREST AND INCOME TAXES WAS AS FOLLOWS:
   Interest                                                                               $1                           $-
--------------------------------------------------------------------------------------------------------------------------
   Income taxes                                                                         $368                       $1,180
--------------------------------------------------------------------------------------------------------------------------


The accompanying Notes are an integral part of the financial statements.

                          MEDIC COMPUTER SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and for all periods presented have been made. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, but the Company believes that the disclosures made are adequate to make the information presented not misleading. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Results for interim periods are not necessarily indicative of the results for any other interim period or for the full fiscal year.

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

On February 28, 1997, the Company acquired all of the outstanding stock of Home Care Information Systems, Inc. ("HCIS"), a privately held company located in Bloomfield, New Jersey, through an exchange of stock in a merger transaction valued at approximately $18,800,000. The Company issued approximately 522,000 shares of its common stock in the transaction. The acquisition was accounted for as a pooling of interests, but was not material to the Company's results of operations and financial position for the periods prior to the acquisition. Accordingly, the results of operations of HCIS are included from the date of acquisition.

On February 28, 1997, the Company also acquired all of the outstanding stock of Computer Business Systems of Virginia, Inc. ("CBSI"), a privately held company located in Rockville, Maryland, through an exchange of stock in a merger transaction valued at approximately $26,460,000. The Company issued approximately 735,000 shares of its common stock in the transaction. The acquisition was accounted for as a pooling of interests, but was not material to the Company's results of operations and financial position for the periods prior to the acquisition. Accordingly, the results of operations of CBSI are included from the date of acquisition.

3. INVENTORIES AND MAINTENANCE PARTS

Inventories consisted of the following (in thousands):


                                                                              March 31,      December 31,
                                                                                1997           1996
                                                                              (unaudited)

New and used computer hardware and parts                                      $12,478             $12,952
Inventory shipped to customers for which revenue recognition criteria
      has not been met                                                            735                 560
Forms                                                                             380                 266
                                                                               -------            -------
                                                                              $13,593             $13,778
                                                                               =======            =======



4. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):


                                        Amortization                            March 31,       December 31,
                                           Method         Estimated Lives         1997              1996
                                           ------         ---------------         ----              ----
                                                                               (unaudited)

Excess of purchase price over net
      assets acquired and other
      intangible assets               Straight-line     15 years                $ 25,904          $ 25,904
Noncompetition agreement              Straight-line     5 years                      374               374
                                                                                --------          --------
                                                                                  26,278            26,278
Less accumulated amortization                                                      7,923             7,480
                                                                                --------          --------
                                                                                $ 18,355          $ 18,798
                                                                                ========          ========



5. INCOME TAXES

The tax provisions for the three-month periods ended March 31, 1997 and 1996 differ from the statutory U.S. federal income tax rate primarily due to state income taxes and nondeductible amortization of intangibles and acquisition related costs.

Reconciliation between the "expected" income tax expense rate based on the statutory U.S. federal income tax rate and the actual effective rate of the expense is as follows:


                                                                                        Three months ended March 31,
                                                                                        1997                   1996
Statutory U.S. federal rate                                                             35.0%              35.0%
State income taxes, net of  federal income tax benefit
                                                                                         4.8                4.8
Pro forma taxes on CompuSystems, an S-Corporation prior to May 31,
      1996, paid by former shareholders                                                   --               (3.0)
Amortization of intangibles and other permanent differences, including
      acquisition-related expenses                                                       3.2               (0.4)
                                                                                         ---               ----
                                                                                        43.0%              36.4%
                                                                                        ====               ====


Deferred income taxes result from temporary differences in the recognition of income and expense items for income tax and financial statement purposes. The components of the deferred tax asset as of March 31, 1997 were as follows (in thousands):


                                                                   March 31,
                                                                     1997

Deferred revenue                                                   $ 1,265
Accelerated depreciation                                             (348)
Inventory reserves and/or writedowns                                   390
Inventory spare parts capitalization                                   284
Allowance for bad debts and sales returns and credits                1,198
Accrued bonuses and vacation                                           531
Accrued pension and profit sharing plan                              (473)
Other                                                                   86
                                                                   -------
                                                                   $ 2,933
                                                                   =======


6. REVENUE RECOGNITION

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

7. COMMON STOCK OPTIONS

The Company will adopt Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") on December 31, 1997, requiring change in its method of computing, presenting and disclosing earnings per share information. Upon adoption, all prior period data presented will be restated to conform to the provisions of SFAS No. 128.

Had SFAS No. 128 been adopted for the period ended March 31, 1997, basic income per common share and diluted income per common share would have been presented as follows (dollars in thousands, except share data):


                                                                                Three Months           Three Months
                                                                              Ended March 31,        Ended March 31,
                                                                                    1997                   1996
                                                                                    ----                   ----

Basic income per common share:
     Income available to common stockholders                                     $      3,116           $      5,134
                                                                                        =====                  =====

     Weighted average common shares outstanding                                    24,899,777             24,235,000
                                                                                   ==========             ==========

      Basic income per common share                                              $       0.13           $       0.21
                                                                                         ====                   ====


Diluted income per common share:
     Income available to common stockholders                                     $      3,116           $      5,134
                                                                                        =====                  =====

     Weighted average common shares outstanding                                    24,899,777             24,235,000

     Dilutive effect of stock options                                                 389,207                547,094
                                                                                      -------                -------

     Total shares                                                                  25,288,984             24,782,094
                                                                                   ==========             ==========


      Diluted income per common share                                            $       0.12           $       0.21
                                                                                         ====                   ====



                                     ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

This Item 2 contains certain forward-looking statements. The actual results of operations of the Company might differ materially from those projected in the forward-looking statements. The Company's revenues and results can vary significantly from quarter to quarter as a result of a number of factors, including the volume and timing of systems sales and installations and product deliveries from the Company's vendors. The timing of such revenues from systems sales is difficult to forecast because the Company's sales cycle can vary depending upon factors such as the size of the transaction and general economic conditions. Given that a significant percentage of the Company's expenses are relatively fixed, a variation in the timing of systems sales can cause significant variations in operating results from quarter to quarter. The Company's future operating results may fluctuate as a result of these and/or other factors, such as customer purchasing patterns and the timing of new product and service introductions and product upgrade releases. Additional information regarding factors that could cause actual results to differ materially from those projected in the forward-looking statements contained herein is contained in certain of the Company's other SEC filings, copies of which are available from the Company upon request.



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



On February 28, 1997, the Company acquired all of the outstanding stock of Home Care Information Systems, Inc. ("HCIS"), a privately held company located in Bloomfield, New Jersey, through an exchange of stock in a merger transaction valued at approximately $18,800,000. The Company issued approximately 522,000 shares of its common stock in the transaction. The acquisition was accounted for as a pooling of interests, but was not material to the Company's results of operations and financial position. Accordingly, the operating results of HCIS are included in the Company's financial statements from February 28, 1997.



On February 28, 1997, the Company also acquired all of the outstanding stock of Computer Business Systems of Virginia, Inc. ("CBSI"), a privately held company located in Rockville, Maryland, through an exchange of stock in a merger transaction valued at approximately $26,460,000. The Company issued approximately 735,000 shares of its common stock in the transaction. The acquisition was accounted for as a pooling of interests, but was not material to the Company's results of operation and financial position. Accordingly, the operating results of CBSI are included in the Company's financial statements from February 28, 1997.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

TOTAL NET REVENUES

Total net revenues increased by 9.4% from $43,374,000 during the three months ended March 31, 1996, to $47,451,000 during the three months ended March 31, 1997. Systems sales decreased by 7.5% from $21,162,000 during the three months ended March 31, 1996, to $19,565,000 for the three months ended March 31, 1997. Systems sales to new customers decreased by 22.2% from $12,855,000 during the three months ended March 31, 1996 to $9,998,000 during the three months ended March 31, 1997, primarily due to lower contract volume in the first quarter and a longer implementation cycle of the backlog of larger systems. Systems sales to existing customers for upgrades and add-ons increased 15.2% from $8,307,000 in 1996 to $9,567,000 in 1997.

The systems sales backlog increased by 31.4% from $27,842,000 at March 31, 1996, to $36,575,000 at March 31, 1997. The backlog reflects an increase in orders secured during 1996 and three months ended March 31, 1997, compared to the corresponding period in the prior year.

Net revenues from maintenance, forms and other services increased by 25.5% from $22,212,000 for the three months ended March 31, 1996, to $27,886,000 for the three months ended March 31, 1997. This increase was primarily the result of increases in hardware and software maintenance revenues of $1,750,000, in FastBillSM revenue of $2,850,000, and in FastClaim(R) revenue of $1,305,000.


COST OF REVENUES

Cost of systems sales increased by 4.1% from $13,001,000 for the three months ended March 31, 1996, to $13,536,000 for the three months ended March 31, 1997. Cost of systems sales increased as a percentage of related revenues from 61.4% for the three months ended March 31, 1996, to 69.2% for the three months ended March 31, 1997, due primarily to the decrease in higher margin systems sales to new customers and the increase in lower margin sales to existing customers.

Cost of maintenance, forms and other services revenues increased by 28.8% from $13,162,000 for the three months ended March 31, 1996, to $16,952,000 for the three months ended March 31, 1997, due primarily to increased related revenues. Cost of maintenance, forms and other services revenues increased as a percentage of related revenues from 59.3% for the three months ended March 31, 1996, to 60.8% for the three months ended March 31, 1997, due primarily to the increase in FastBill sales as a percentage of maintenance, forms and other services revenues. FastBill has a relatively lower margin as compared to margins on maintenance and FastClaim revenues.

The total cost of net revenues increased as a percentage of total net revenues from 60.3% for the three months ended March 31, 1996, to 64.3% for the three months ended March 31, 1997, due primarily to the decrease in systems sales to new customers which have a higher margin than sales to existing customers.

SALES AND MARKETING EXPENSES

Sales and marketing expenses increased by 16.5% from $4,124,000 for the three months ended March 31, 1996, to $4,805,000 for the three months ended March 31, 1997. Sales and marketing expenses increased as a percentage of net revenues from 9.5% for the three months ended March 31, 1996, to 10.1% for the three months ended March 31, 1997, primarily due to the decrease in systems revenues.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by 72.9% from $2,281,000 for the three months ended March 31, 1996, to $3,943,000 for the three months ended March 31, 1997, including one-time expenses of $1,079,000 incurred in connection with the acquisitions of HCIS and CBSI. Excluding the one-time expenses, general and administrative expenses increased by 25.6%, due primarily to the overall company growth. General and administrative expenses increased as a percentage of net revenues from 5.3% for the three months ended March 31, 1996, to 8.3% for the three months ended March 31, 1997. Excluding the one-time expenses, general and administrative expenses increased as a percentage of net revenues from 5.3% for the three months ended March 31, 1996, to 6.0% for the three months ended March 31, 1997 due to higher fixed costs relative to lower systems revenues.

RESEARCH AND DEVELOPMENT

Research and development costs increased by 21.4% from $2,423,000 for the three months ended March 31, 1996, to $2,942,000 for the three months ended March 31, 1997, due primarily to the increased investment in developing new clinical products and continuing development of the +Medic Vision product. Research and development expenses increased as a percentage of net revenues from 5.6% for the three months ended March 31, 1996, to 6.2% for the three months ended March 31, 1997, due primarily to the effect of lower systems revenues. The Company has not capitalized any research and development costs under Statement of Financial Accounting Standards No. 86 because the amounts that would be subject to capitalization have not been material.

AMORTIZATION

Amortization of intangibles remained constant at $445,000 for the three months ended March 31, 1996 and 1997.

INCOME FROM OPERATIONS

Income from operations decreased by 39.2% from $7,938,000 for the three months ended March 31, 1996, to $4,828,000 for the three months ended March 31, 1997, due to the decrease in gross margin of $248,000 and an increase in operating expenses of $2,862,000, including the one-time expenses of 1,079,000. Excluding the one-time expenses, income from operations decreased by 25.6%. Income from operations decreased as a percentage of net revenues from 18.3% for the three months ended March 31, 1996, to 10.2% for the three months ended March 31, 1997. Excluding the one-time expenses, income from operations decreased as a percentage of net revenues from 18.3% for the three months ended March 31, 1996, to 12.4% for the three months ended March 31, 1997.

OTHER INCOME

Net interest income increased from $544,000 for the three months ended March 31, 1996, to $639,000 for the three months ended March 31, 1997, due primarily to increased invested cash.

PROVISION FOR INCOME TAXES

The Company's combined actual and pro forma provision for income taxes decreased by 29.8% from $3,348,000, or 39.5% of pretax income for the three months ended March 31, 1996, to $2,351,000, or 43.0% of pretax income for the three months ended March 31, 1997, due primarily to decreased pretax income. The increase in income taxes as a percentage of pretax income was due primarily to the non-deductible acquisition related costs as a percentage of pretax income. The tax provisions differ from the U.S. statutory federal income tax rate due primarily to state income taxes, nondeductible amortization of intangible assets, acquisition-related expenses and tax-free interest income. See Note 5 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations over the three months ended March 31 1997 primarily through cash on-hand, cash flow from operations and the conversion of short-term investments. At March 31, 1997, the Company had cash and cash equivalents equal to $35,606,000 and a working capital position in the amount of $104,798,000.

The Company currently has a $10,000,000 uncommitted line of credit with Wachovia Bank of North Carolina, N.A. ("Bank") . At March 31, 1997, there were no borrowings outstanding under this line.

The Company's balance of cash and cash equivalents increased by 39.3% from $25,557,000 at December 31, 1996 to $35,606,000 at March 31, 1997, due to cash flow from operations of $4,414,000, sales of short term investments of $13,632,000, proceeds from issuance of Common Stock of $117,000, tax benefits from stock options exercised of $254,000 and net cash acquired of $1,001,000. Cash was used primarily for purchases of fixed assets in the amount of $1,895,000 and purchases of short term investments of $7,474,000.

The Company's accounts receivable balance decreased by 11.6% from $54,737,000 at December 31, 1996, to $48,381,000 at March 31, 1997, due primarily to reduced sales and increased cash collections. The Company's customer base continues to expand from predominately small group medical practices to larger, consolidated physician practices, hospital organizations, affiliated physician networks and management services organizations. Selected larger customers have been extended longer payment terms to more closely match the time required by the customers to integrate the larger practice management systems throughout their organizations after the installation of the system. The Company has increased the reserve for doubtful accounts 30.3% from $3,198,000 at December 31, 1996 to $4,167,000 at March 31, 1997 including reserves in the amount of $478,000 for recent acquisitions. Days Sales Outstanding remained constant at 93 days from December 31, 1996 to March 31, 1997. The allowance for doubtful accounts is an estimate and may increase or decrease in the future according to varying conditions in the general economy or the Company's customer base. Management continues to invest in systems and personnel to better manage working capital, including accounts receivable.

Prepaid expenses increased by 38.1% from $4,968,000 at December 31, 1996, to $6,863,000 at March 31, 1997, due primarily to prepaid insurance for corporate insurance renewals and payment for supplies and materials associated with FastBillSM revenues. Property and equipment increased by 24.8% from $10,099,000 at December 31, 1996, to $12,602,000 at March 31, 1997, due primarily to the purchase of computer equipment for use in various departments and the addition of real property in the acquisition of CBSI.

Accounts payable decreased by 39.0%, from $10,013,000 at December 31, 1996, to $6,104,000 at March 31, 1997, due primarily to the timing of payments for purchases.

Customer deposits and deferred revenue decreased by 2.6% from $11,340,000 at December 31, 1996, to $11,046,000 at March 31, 1997, due to decreases in customer deposits of $102,000, deferred maintenance billings of $132,000 and other deferred revenues of $60,000.


Income taxes payable increased by 171.1% from $1,131,000 at December 31, 1996, to $3,066,000 at March 31, 1997, due primarily to the timing of estimated payments.

Accrued commissions decreased by 34.0% from $2,213,000 at December 31, 1996, to $1,461,000 at March 31, 1997, due primarily to lower systems revenue in the period and due to commissions paid out at a higher commission rate for 1996 contracts than earned on commissionable sales in 1997.

Accrued compensation and related items decreased 2.9% from $4,915,000 at December 31, 1996, to $4,774,000 at March 31, 1997, due primarily to the payment of bonuses accrued at December 31, 1996, which was offset by increases in accrued vacation, accrued salaries, stock plan withholdings and accrued profit sharing.

The Company's capital expenditures increased from $714,000 during the three months ended March 31, 1996, to $1,895,000 during the three months ended March 31, 1997 due primarily to the purchase of computer equipment and software to enhance management information systems and to accommodate the increase in employees and offices. The Company believes that cash generated from operations, proceeds from the issuance of common stock, and cash available under the revolving credit facility will be sufficient to meet its cash and capital requirements for the immediate foreseeable future.

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

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES
                  (a)  None.
                  (b)  None.
                  (c) On February 28, 1997, the Company issued approximately
                      522,000 and 735,000 shares of its Common Stock to the former shareholders of HCIS and CBSI, respectively, in merger transactions exempt from registration under Rule 506 or Section 4(2) of the Securities Act of 1933, as amended.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits:

                           11.1 Computations of Net Income per share of Common
                                Stock
                           27.1 Financial Data Schedule

                  (b)      Reports on Form 8-K:

                           During the registrant's fiscal quarter ended March 31, 1997, registrant was not required to and did not file any reports on Form 8-K.

                          MEDIC COMPUTER SYSTEMS, INC.
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MEDIC COMPUTER SYSTEMS, INC.


DATED:   May 12, 1997         -----------------------------------------------
                              Luanne L. Roth
                              Vice-President and Chief Financial Officer
                              (Duly Authorized Officer and Principal Financial
                               and Accounting Officer)