Form 10-Q
period 1997-06-30
MEDIC COMPUTER SYSTEMS INC
filed 1997-08-13
CIK 885378

1

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997
                                        -------------
                                            OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period _______________  to __________________

Commission file number     0-20183
                        -------------------------------------------------

                  Medic Computer Systems, Inc.
-------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


North Carolina                                       56-1306083
---------------------------------------          ------------------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification Number)
or  organization)


                8601 Six Forks Road, Suite 300, Raleigh, NC 27615
-------------------------------------------------------------------------------
         (Address of principal executive offices, zip code)

                  (919) 847-8102
-------------------------------------------------------------------------------
         (Registrant's telephone number, including area code)

                                      N/A
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes      X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                    Number Outstanding                     Date
-----                    ------------------                     ----
Common Stock                 25,765,467                         August 6, 1997
$.01 par value

                          MEDIC COMPUTER SYSTEMS, INC.


                                INDEX TO FORM 10Q


                                                                                        Pages
Part I.           FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements:

                  Balance Sheets as of June 30, 1997 (Unaudited) and
                  December 31, 1996                                                         3

                  Statements of Operations for the three months and six months
                  ended June 30, 1997 and 1996 (Unaudited)                                  4

                  Statements of Cash Flows for the six months
                  ended  June 30, 1997 and 1996 (Unaudited)                                 5

                  Notes to Financial Statements                                           6-9


Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                   10-16



Part II.          OTHER  INFORMATION.
Item 4.           Submission of Matters to a Vote of Security Holders                      17

Item 6.           Exhibits and Reports on Form 8-K                                         17


SIGNATURES                                                                                 18


EXHIBIT INDEX                                                                              19



                          MEDIC COMPUTER SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               JUNE 30,        DECEMBER 31,
                                                                 1997              1996
                                                                 ----              ----
ASSETS                                                        (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                     $34,984           $25,557
  Short-term investments                                         34,399            32,852
  Accounts receivable, trade, net                                53,711            54,737
  Inventories and maintenance parts                              12,696            13,778
  Prepaid expenses                                                6,664             4,968
  Other current assets                                            1,468             1,006
  Deferred income tax benefit                                     2,934             2,886
------------------------------------------------------------------------------------------
     TOTAL CURRENT ASSETS                                       146,856           135,784

Property and equipment, at cost, net                             13,046            10,099
Intangible assets, at cost, net                                  17,912            18,798
Other assets                                                         58                55
------------------------------------------------------------------------------------------
     TOTAL ASSETS                                              $177,872          $164,736
------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term note                              $1,418            $1,575
  Accounts payable, trade                                        10,405            10,013
  Customer deposits and deferred maintenance revenue             11,612            11,340
  Income taxes payable                                            2,718             1,131
  Accrued expenses:
     Commissions                                                  1,830             2,213
     Compensation and related items                               5,148             4,915
     Other                                                        2,652             2,839
------------------------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES                                   35,783            34,026

Long-term note, less current portion                                645             1,418
Other long-term liabilities                                          81                82
------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:
Common Stock, $.01 par value; 40,000,000 shares
authorized; 25,756,649 and 24,441,470 shares issued and
outstanding in 1997 and 1996, respectively                          258               244
Additional paid-in capital                                       72,693            70,797
Retained earnings                                                68,412            58,169
------------------------------------------------------------------------------------------
                                                                141,363           129,210
------------------------------------------------------------------------------------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $177,872          $164,736
------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.


                          MEDIC COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                   -----------------------------------    --------------------------------
                                                            THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                   -----------------------------------    --------------------------------
                                                       JUNE 30,         JUNE 30,             JUNE 30,        JUNE 30,
                                                         1997             1996                 1997            1996
                                                      ---------         --------             --------        --------
NET REVENUES:
Systems                                                     $28,068           $20,325             $47,633         $41,488
Maintenance, forms and other services                        32,268            24,259              60,154          46,470
--------------------------------------------------------------------------------------------------------------------------
  TOTAL NET REVENUES                                         60,336            44,584             107,787          87,958
--------------------------------------------------------------------------------------------------------------------------
COST OF REVENUES:
Systems                                                      17,075            11,887              30,611          24,888
Maintenance, forms and other services                        19,252            14,679              36,204          27,841
--------------------------------------------------------------------------------------------------------------------------
  TOTAL COST OF REVENUES                                     36,327            26,566              66,815          52,729
--------------------------------------------------------------------------------------------------------------------------
    GROSS MARGIN                                             24,009            18,018              40,972          35,229
--------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
Sales and marketing                                           5,995             4,274              10,800           8,397
Research and development                                      4,512             2,370               7,454           4,793
General and administrative                                    3,543             2,580               7,486           4,862
Amortization of intangible assets                               441               447                 886             892
--------------------------------------------------------------------------------------------------------------------------
  TOTAL OPERATING EXPENSES                                   14,491             9,671              26,626          18,944
--------------------------------------------------------------------------------------------------------------------------
    INCOME FROM OPERATIONS                                    9,518             8,347              14,346          16,285
--------------------------------------------------------------------------------------------------------------------------
OTHER INCOME:
Interest income                                                 690               574               1,329           1,118
--------------------------------------------------------------------------------------------------------------------------
    INCOME BEFORE INCOME TAXES                               10,208             8,921              15,675          17,403
--------------------------------------------------------------------------------------------------------------------------
PROVISION FOR INCOME TAXES                                    4,023             3,229               6,374           6,320
--------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                   $6,185            $5,692              $9,301         $11,083
--------------------------------------------------------------------------------------------------------------------------

PRO FORMA DATA:
  INCOME BEFORE PRO FORMA INCOME
     TAX PROVISION                                           $6,185            $5,692              $9,301         $11,083
  PRO FORMA INCOME TAX EXPENSE FOR
     THE PERIODS PRIOR TO MAY 31, 1996                            0               232                   0             489
--------------------------------------------------------------------------------------------------------------------------
PRO FORMA NET INCOME                                         $6,185            $5,460              $9,301         $10,594
--------------------------------------------------------------------------------------------------------------------------
PRO FORMA EARNINGS PER SHARE:
     Net income per share                                     $0.24             $0.22               $0.36           $0.43
--------------------------------------------------------------------------------------------------------------------------

Pro forma weighted average common
  shares and equivalents used in
  computing net income per share                         25,946,122        24,815,566          25,684,442      24,787,292
--------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the financial statements.

                          MEDIC COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                              -------------------------  -------------------------
                                                                  SIX MONTHS ENDED           SIX MONTHS ENDED
                                                              -------------------------  -------------------------
                                                                   JUNE 30, 1997              JUNE 30, 1996
                                                                   -------------              -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $9,301           $11,083
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization of property and equipment                          1,679             1,072
Amortization of intangibles                                                        886               892
Deferred income taxes                                                             (48)               260
Accounts receivable, trade (net)                                                 2,571           (3,709)
Inventories and maintenance parts                                                1,147               300
Prepaid expenses and other current assets                                      (1,673)             (385)
Other assets                                                                       (2)               (7)
Accounts payable, trade                                                            147           (1,816)
Customer deposits and deferred maintenance revenue                               (644)           (3,823)
Income taxes payable                                                             1,401           (1,777)
Accrued expenses                                                               (1,479)             1,749
Payments on long-term note                                                       (930)             (903)
Other long-term liabilities                                                        (1)              (38)
---------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                       12,355             2,898
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments                                           (24,459)          (14,929)
Proceeds from the sale of short-term investments                                22,912             9,718
Payments for purchases of property and equipment                               (3,225)           (2,182)
Cash acquired, net of payments for acquisitions                                  1,001              (70)
---------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                          (3,771)           (7,463)
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                           573               289
  Distributions to shareholders                                                     --           (1,475)
  Payment on long-term note                                                         --           (1,234)
  Tax benefits from stock options exercised                                        270             1,043
---------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                843           (1,377)
---------------------------------------------------------------------------------------------------------
   Net change in cash and cash equivalents                                       9,427           (5,942)
CASH AND CASH EQUIVALENTS:
   Beginning of period                                                          25,557            38,935
---------------------------------------------------------------------------------------------------------
   End of period                                                               $34,984           $32,993
---------------------------------------------------------------------------------------------------------

CASH PAID FOR INTEREST AND INCOME TAXES WAS AS FOLLOWS:
   Interest                                                                         $1               $43
---------------------------------------------------------------------------------------------------------
   Income taxes                                                                 $4,574            $6,351
---------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of the financial statements.

                          MEDIC COMPUTER SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION
The financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1997 and for all periods presented have been made. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, but the Company believes that the disclosures made are adequate to make the information presented not misleading. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Results for interim periods are not necessarily indicative of the results for any other interim period or for the full fiscal year.

2.          NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires the disclosure of an amount that represents total comprehensive income and the components of comprehensive income in a financial statement. This pronouncement is effective for fiscal years beginning after December 15, 1997, and is not expected to have a material impact on the Company's financial statements.

In June 1997, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for determining an entity's operating segments and the type and level of financial information to be disclosed in both annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This pronouncement is effective for periods beginning after December 15, 1997, and is not expected to have a material impact on the Company's financial statements.

3.          BUSINESS COMBINATIONS

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

4.       INVENTORIES AND MAINTENANCE PARTS

Inventories consisted of the following (in thousands):

                                                                               June 30,         December 31,
                                                                                 1997               1996
                                                                               --------         ------------
                                                                              (unaudited)

New and used computer hardware and parts                                   $  10,695          $ 12,952
Inventory shipped to customers for which revenue recognition criteria
      had not been met                                                         1,502               560
Forms                                                                            499               266
                                                                            --------          --------
                                                                           $  12,696          $ 13,778
                                                                            ========          ========

5.       INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

                                        Amortization                            June 30,        December 31,
                                           Method         Estimated Lives         1997              1996
                                           ------         ---------------         ----              ----
                                                                               (unaudited)
Excess of purchase price over net
      assets acquired and other
      intangible assets               Straight-line                15 years         $ 25,905          $ 25,904
Noncompetition agreement              Straight-line                 5 years              374               374
                                                                                    --------       -----------
                                                                                      26,279            26,278
Less accumulated amortization                                                          8,367             7,480
                                                                                    --------       -----------
                                                                                    $ 17,912          $ 18,798
                                                                                    ========          ========

6.                INCOME TAXES

The tax provisions for the six-month periods ended June 30, 1997 and 1996 differ from the statutory U.S. federal income tax rate primarily due to state income taxes, nondeductible amortization of intangible assets, acquisition-related costs and tax-free interest income.

Reconciliation between the "expected" income tax expense rate based on the statutory U.S. federal income tax rate and the actual effective rate of the expense is as follows:


                                                                                         Six months ended June 30,
                                                                                        1997                   1996
                                                                                        -----                  -----
Statutory U.S. federal rate                                                             35.0%                  35.0%
State income taxes, net of federal income tax benefits                                   4.8                    4.8
Research and experimentation tax credits                                                  --                   (0.5)
Pro forma taxes on CompuSystems, an S-Corporation prior to May 31,
         1996, paid by former shareholders                                                --                   (2.8)
Amortization of intangibles and other permanent differences, including                    0.9                  (0.2)
        acquisition-related expenses                                                     ----                  -----
                                                                                         40.7%                 36.3%
                                                                                         ====                  ====

Deferred income taxes result from temporary differences in the recognition of income and expense items for income tax and financial statement purposes. The components of the deferred tax asset as of June 30, 1997 were as follows (in thousands):





                                                                June 30,
                                                                  1997
                                                                -------
         Deferred revenue                                       $ 1,265
         Accelerated depreciation                                  (348)
         Inventory reserves and/or writedowns                       390
         Inventory spare parts capitalization                       284
         Allowance for bad debts and sales returns and credits    1,198
         Accrued bonuses and vacation                               531
         Accrued pension and profit sharing plan                   (473)
         Other                                                       87
                                                                  ------
                                                                 $ 2,934
                                                                  ======


7.                REVENUE RECOGNITION

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

8.         COMMON STOCK OPTIONS

The Company will adopt Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") on December 31, 1997, requiring change in its method of computing, presenting and disclosing earnings per share information. Upon adoption, all prior period data presented will be restated to conform to the provisions of SFAS No. 128.

Had SFAS No. 128 been adopted for the period ended June 30, 1997, basic income per common share and diluted income per common share would have been presented as follows (dollars in thousands, except share data):

                                                            Six Months         Six Months
                                                            Ended June         Ended June
                                                             30, 1997           30, 1996
                                                             --------           --------

Basic income per common share:
     Income available to common stockholders           $           9,301  $          10,594
                                                                   =====             ======

     Weighted average common shares outstanding               25,323,788         24,275,896
                                                              ==========         ==========

      Basic income per common share                    $            0.37  $            0.44
                                                                    ====               ====


Diluted income per common share:
     Income available to common stockholders           $           9,301  $          10,594
                                                                   =====             ======

     Weighted average common shares outstanding               25,323,788         24,275,896

     Dilutive effect of stock options                            360,654            511,396
                                                                 -------            -------

     Total shares                                             25,684,442         24,787,292
                                                              ==========         ==========


      Diluted income per common share                  $            0.36  $            0.43
                                                                    ====               ====



--------------------------------------------------------------------------------
                                     ITEM 2.
--------------------------------------------------------------------------------

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



On February 28, 1997, the Company acquired all of the outstanding stock of Home Care Information Systems, Inc. ("HCIS"), a privately held company located in Bloomfield, New Jersey, through an exchange of stock in a merger transaction valued at approximately $18,800,000. The Company issued approximately 522,000 shares of its common stock in the transaction. The acquisition was accounted for as a pooling of interests, but was not material to the Company's results of operations and financial position. Accordingly, the operating results of HCIS are included in the Company's financial statements from the date of acquisition.



On February 28, 1997, the Company also acquired all of the outstanding stock of Computer Business Systems of Virginia, Inc. ("CBSI"), a privately held company located in Rockville, Maryland, through an exchange of stock in a merger transaction valued at approximately $26,460,000. The Company issued approximately 735,000 shares of its common stock in the transaction. The acquisition was accounted for as a pooling of interests, but was not material to the Company's results of operation and financial position. Accordingly, the operating results of CBSI are included in the Company's financial statements from the date of acquisition.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

TOTAL NET REVENUES
Total net revenues increased by 35.3% from $44,584,000 during the three months ended June 30, 1996, to $60,336,000 during the three months ended June 30, 1997. Systems sales increased by 38.1% from $20,325,000 during the three months ended June 30, 1996, to $28,068,000 for the three months ended June 30, 1997. Systems sales to new customers increased by 40.5% from $12,319,000 during the three months ended June 30, 1996 to $17,307,000 during the three months ended June 30, 1997, and systems sales to existing customers for upgrades and add-ons increased 34.4% from $8,006,000 in 1996 to $10,761,000 in 1997.

The systems sales backlog increased by 13.1% from $33,182,000 at June 30, 1996, to $37,513,000 at June 30, 1997. The backlog reflects an increase in orders secured during 1996 and the six months ended June 30, 1997.

Net revenues from maintenance, forms and other services increased by 33.0% from $24,259,000 for the three months ended June 30, 1996, to $32,268,000 for the three months ended June 30, 1997. This increase was primarily the result of increases in hardware and software maintenance revenues of $2,710,000, in FastBillSM revenue of $2,987,000, and in FastClaim(R) revenue of $1,734,000.

COST OF REVENUES
Cost of systems sales increased by 43.6% from $11,887,000 for the three months ended June 30, 1996, to $17,075,000 for the three months ended June 30, 1997. Cost of systems sales increased as a percentage of related revenues from 58.5% for the three months ended June 30, 1996, to 60.8% for the three months ended June 30, 1997, due primarily to higher implementation costs relative to +Medic Vision systems sales and a lower margin on sales to existing customers as compared to the same period in 1996.

Cost of maintenance, forms and other services revenues increased by 31.2% from $14,679,000 for the three months ended June 30, 1996, to $19,252,000 for the three months ended June 30, 1997, due primarily to increased related revenues. Cost of maintenance, forms and other services revenues decreased as a percentage of related revenues from 60.5% for the three months ended June 30, 1996, to 59.7% for the three months ended June 30, 1997, primarily due to decreased maintenance related costs as a percentage of the total maintenance, forms and services revenue.

The total cost of net revenues increased as a percentage of total net revenues from 59.6% for the three months ended June 30, 1996, to 60.2% for the three months ended June 30, 1997, due primarily to higher implementation costs relative to +Medic Vision systems revenue and lower margins on sales to existing customers.

SALES AND MARKETING EXPENSES
Sales and marketing expenses increased by 40.3% from $4,274,000 for the three months ended June 30, 1996, to $5,995,000 for the three months ended June 30, 1997. Sales and marketing expenses increased as a percentage of net revenues from 9.6% for the three months ended June 30, 1996, to 9.9% for the three months ended June 30, 1997, primarily due to higher sales commission costs on the increased systems sales to new customers, which yields a higher commission expense, and to sales and marketing expenses associated with companies acquired in 1997.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased by 37.3% from $2,580,000 for the three months ended June 30, 1996, to $3,543,000 for the three months ended June 30, 1997, due primarily to general administrative expenses related to companies acquired in 1997 and the overall company growth. General and administrative expenses remained relatively constant as a percentage of net revenues at 5.8% for the three months ended June 30, 1996, and 5.9% for the three months ended June 30, 1997.

RESEARCH AND DEVELOPMENT
Research and development costs increased by 90.4% from $2,370,000 for the three months ended June 30, 1996, to $4,512,000 for the three months ended June 30, 1997, due primarily to the increased investment in developing new clinical products, the continuing development of the +Medic Vision PM product and to research and development expenses related to companies acquired in 1997. Research and development expenses increased as a percentage of net revenues from 5.3% for the three months ended June 30, 1996, to 7.5% for the three months ended June 30, 1997, due primarily to the increased investment in development discussed above. The Company has not capitalized any research and development costs under Statement of Financial Accounting Standards No. 86 because the amounts that would be subject to capitalization have not been material.

AMORTIZATION
Amortization of intangibles decreased by 1.3% from $447,000 for the three months ended June 30, 1996, to $441,000 for the three months ended June 30, 1997, primarily due to a reduction in goodwill resulting from the utilization of tax benefits previously acquired.

INCOME FROM OPERATIONS
Income from operations increased by 14.0% from $8,347,000 for the three months ended June 30, 1996, to $9,518,000 for the three months ended June 30, 1997, due to an increase in gross margin of $5,991,000, partially offset by an increase in operating expenses of $4,820,000. Income from operations decreased as a percentage of net revenues from 18.7% for the three months ended June 30, 1996, to 15.8% for the three months ended June 30, 1997, due primarily to higher operating costs as a percentage of revenue as described above.

OTHER INCOME
Net interest income increased from $574,000 for the three months ended June 30, 1996, to $690,000 for the three months ended June 30, 1997, due primarily to increased cash invested and short-term investments on-hand.

PROVISION FOR INCOME TAXES
The Company's combined actual and pro forma provision for income taxes increased by 16.2% from $3,461,000, or 38.8% of pretax income for the three months ended June 30, 1996, to $4,023,000, or 39.4% of pretax income for the three months ended June 30, 1997, due primarily to increased pretax income. The increase in combined actual and pro forma income taxes as a percentage of pretax income was due primarily to the reduction in benefit from the research and experimentation tax credits previously available. The combined actual and pro forma tax provisions differ from the U.S. statutory federal income tax rate due primarily to state income taxes, nondeductible amortization of intangible assets, acquisition-related expenses and tax-free interest income.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

TOTAL NET REVENUES
Total net revenues increased by 22.5% from $87,958,000 during the six months ended June 30, 1996, to $107,787,000 during the six months ended June 30, 1997. Systems sales increased by 14.8% from $41,488,000 during the six months ended June 30, 1996, to $47,633,000 for the six months ended June 30, 1997. Systems sales to new customers increased by 8.0% from $25,175,000 during the six months ended June 30, 1996 to $27,190,000 during the six months ended June 30, 1997, and systems sales to existing customers for upgrades and add-ons increased 25.3% from $16,313,000 in 1996 to $20,443,000 in 1997.

Net revenues from maintenance, forms and other services increased by 29.4% from $46,470,000 for the six months ended June 30, 1996, to $60,154,000 for the six months ended June 30, 1997. This increase was primarily the result of increases in hardware and software maintenance revenues of $4,705,000, in FastBillSM revenue of $5,837,000, and in FastClaim(R) revenue of $3,039,000.

COST OF REVENUES
Cost of systems sales increased by 23.0% from $24,888,000 for the six months ended June 30, 1996, to $30,611,000 for the six months ended June 30, 1997. Cost of systems sales increased as a percentage of related revenues from 60.0% for the six months ended June 30, 1996, to 64.3% for the six months ended June 30, 1997, due primarily to higher implementation costs relative to +Medic Vision systems sales and a lower margin on sales to existing customers as compared to 1996.

Cost of maintenance, forms and other services revenues increased by 30.0% from $27,841,000 for the six months ended June 30, 1996, to $36,204,000 for the six months ended June 30, 1997, due primarily to increased related revenues. Cost of maintenance, forms and other services revenues increased slightly as a percentage of related revenues from 59.9% for the six months ended June 30, 1996, to 60.2% for the six months ended June 30, 1997, due primarily to the increase in FastBill sales as a percentage of maintenance, forms and other services revenues. FastBill has a relatively lower margin compared to margins on maintenance and FastClaim revenues.

The total cost of net revenues increased as a percentage of total net revenues from 59.9% for the six months ended June 30, 1996, to 62.0% for the six months ended June 30, 1997 due primarily to higher FastBill revenues and lower margins on systems sales as described above.

SALES AND MARKETING EXPENSES
Sales and marketing expenses increased by 28.6% from $8,397,000 for the six months ended June 30, 1996, to $10,800,000 for the six months ended June 30, 1997 due primarily to the growth in systems revenues. Sales and marketing expenses increased as a percentage of net revenues from 9.5% for the six months ended June 30, 1996, to 10.0% for the six months ended June 30, 1997, primarily due to the shortfall of systems revenue in the first quarter of 1997 not absorbing fixed sales and marketing costs.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased by 54.0% from $4,862,000 for the six months ended June 30, 1996, to $7,486,000 for the six months ended June 30, 1997, including non-recurring expenses of $1,079,000 incurred in connection with the acquisitions of HCIS and CBSI in 1997, and including non-recurring expenses of $243,000 incurred in connection with the acquisition of CompuSystems in 1996. Excluding these non-recurring expenses, general and administrative expenses increased by 38.7%, due primarily to the overall company growth. General and administrative expenses including non-recurring expenses increased as a percentage of net revenues from 5.5% for the six months ended June 30, 1996, to 6.9% for the six months ended June 30, 1997. Excluding these non-recurring expenses, general and administrative expenses increased as a percentage of net revenues from 5.3% for the six months ended June 30, 1996, to 5.9% for the six months ended June 30, 1997 due to higher fixed costs relative to lower systems revenues.

RESEARCH AND DEVELOPMENT
Research and development costs increased by 55.5% from $4,793,000 for the six months ended June 30, 1996, to $7,454,000 for the six months ended June 30, 1997, due primarily to the increased investment in developing new clinical products, the continuing development of the +Medic Vision PM product and to research and development expenses related to companies acquired in 1997. Research and development expenses increased as a percentage of net revenues from 5.4% for the six months ended June 30, 1996, to 6.9% for the six months ended June 30, 1997, due primarily to the increased development investment discussed above. The Company has not capitalized any research and development costs under Statement of Financial Accounting Standards No. 86 because the amounts that would be subject to capitalization have not been material.

AMORTIZATION
Amortization of intangibles remained relatively constant in absolute terms at $892,000 for the six months ended June 30, 1996, and $886,000 for the six months ended June 30, 1997.

INCOME FROM OPERATIONS
Income from operations decreased by 11.9% from $16,285,000 for the six months ended June 30, 1996, to $14,346,000 for the six months ended June 30, 1997, due primarily to an increase in operating expenses of $7,682,000, including the non-recurring expenses of $1,079,000 and $243,000 in 1997 and 1996, respectively. Excluding the non-recurring expenses, income from operations decreased by 6.7%. Income from operations decreased as a percentage of net revenues from 18.5% for the six months ended June 30, 1996, to 13.3% for the six months ended June 30, 1997. Excluding the non-recurring expenses, income from operations decreased as a percentage of net revenues from 18.8% for the six months ended June 30, 1996, to 14.3% for the six months ended June 30, 1997.

OTHER INCOME
Net interest income increased from $1,118,000 for the six months ended June 30, 1996, to $1,329,000 for the six months ended June 30, 1997, due primarily to increased cash invested and short-term investments on-hand.

PROVISION FOR INCOME TAXES
The Company's combined actual and pro forma provision for income taxes decreased in absolute terms by 6.4% from $6,809,000, or 39.1% of pretax income, for the six months ended June 30, 1996, to $6,374,000, or 40.7% of pretax income, for the six months ended June 30, 1997, due primarily to decreased pretax income. The increase in income taxes as a percentage of pretax income was due primarily to the increase in nondeductible expenses, including acquisition-related expenses, partially offset by the increase in tax-free interest income as a percentage of pretax income. The combined actual and pro forma tax provisions differ from the U.S. statutory federal income tax rate due primarily to state income taxes, nondeductible amortization of intangible assets, acquisition-related expenses and tax-free interest income.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations over the six months ended June 30, 1997 primarily through cash on-hand and cash flow from operations. At June 30, 1997, the Company had cash and cash equivalents equal to $34,984,000 and a working capital position in the amount of $111,073,000.

The Company currently has a $10,000,000 uncommitted line of credit with Wachovia Bank of North Carolina, N.A. At June 30, 1997, there were no borrowings outstanding under this line.

The Company's balance of cash and cash equivalents increased by 36.9% from $25,557,000 at December 31, 1996 to $34,984,000 at June 30, 1997, due to cash flow from operations of $12,355,000, sales of short term investments of $22,912,000, proceeds from issuance of Common Stock of $573,000, tax benefits from stock options exercised of $270,000 and net cash acquired of $1,001,000. Cash was used primarily for purchases of fixed assets in the amount of $3,225,000 and purchases of short term investments of $24,459,000.

The Company's accounts receivable balance decreased by 1.9% from $54,737,000 at December 31, 1996, to $53,711,000 at June 30, 1997, due primarily to increased cash collections. The Company's customer base continues to expand from predominately small group medical practices to larger, consolidated physician practices, hospital organizations, affiliated physician networks and management services organizations. Selected larger customers have been extended longer payment terms to more closely match the time required by the customers to integrate the larger practice management systems throughout their organizations after the installation of the system. The Company has increased the reserve for doubtful accounts 40.0% from $3,198,000 at December 31, 1996 to $4,478,000 at June 30, 1997, including reserves in the amount of $478,000 for recent acquisitions. Days Sales Outstanding decreased from 93 days at December 31, 1996 to 81 days at June 30, 1997. The allowance for doubtful accounts is an estimate and may increase or decrease in the future according to varying conditions in the general economy or the Company's customer base. Management continues to invest in systems and personnel to better manage working capital, including accounts receivable.

Prepaid expenses increased by 34.1% from $4,968,000 at December 31, 1996, to $6,664,000 at June 30, 1997, due primarily to payments for supplies and materials associated with FastBillSM revenues. Property and equipment increased by 29.2% from $10,099,000 at December 31, 1996, to $13,046,000 at June 30, 1997,
due primarily to the purchase of computer equipment for use in various departments and the acquisition of real property in the CBSI transaction.

Accounts payable increased by 3.9%, from $10,013,000 at December 31, 1996, to $10,405,000 at June 30, 1997, due primarily to the timing of payments for purchases.

Customer deposits and deferred revenue increased by 2.4% from $11,340,000 at December 31, 1996, to $11,612,000 at June 30, 1997, due to decreases in customer deposits of $250,000 and other deferred revenues of $146,000, partially offset by an increase in deferred maintenance billings of $668,000.


Income taxes payable increased by 140.3% from $1,131,000 at December 31, 1996, to $2,718,000 at June 30, 1997, due primarily to the timing of estimated payments.

Accrued commissions decreased by 17.3% from $2,213,000 at December 31, 1996, to $1,830,000 at June 30, 1997, due primarily to commissions being paid out consistent with higher collection activity in accounts receivable.

Accrued compensation and related items increased 4.7% from $4,915,000 at December 31, 1996, to $5,148,000 at June 30, 1997, due primarily to increases in accrued vacation and accrued profit sharing, consistent with expansion of the Company's workforce, offset by the payment of bonuses accrued at December 31, 1996.

The Company's capital expenditures increased from $2,182,000 during the six months ended June 30, 1996, to $3,225,000 during the six months ended June 30, 1997 due primarily to the purchase of computer equipment and software to enhance management information systems and to accommodate the increase in employees and offices. The Company believes that cash generated from operations, proceeds from the issuance of common stock, and cash available under the revolving credit facility will be sufficient to meet its cash and capital requirements for the immediate foreseeable future.

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

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Annual Meeting of Shareholders of the Company was held on May 12, 1997. The following is a brief description of each matter voted upon at the meeting and the number of affirmative and negative votes cast and the number of votes held in abstention with respect to each matter.

                   (i) The shareholders elected the following persons as
                       directors of the Company: John P. McConnell, John L. Corse, Alan W. Winchester, Thomas C. Nelson and Patrick
                       V. Hampson. The votes for and against and the number of votes held in abstention with respect to each nominee were as follows:


                                                       Votes         Votes
                        Nominee                         For         Against    Abstentions

                        John P. McConnell          17,244,608          0            7,107
                        John L. Corse              17,219,108          0           32,607
                        Alan W. Winchester         17,244,608          0            7,107
                        Thomas C. Nelson           17,249,108          0            2,607
                        Patrick V. Hampson         17,214,608          0           37,107


                  (ii)The Shareholders ratified the appointment of Coopers &
                      Lybrand as independent auditors for the Company for the year ending December 31, 1997. There were 17,240,562 votes cast in favor of, 10,028 votes cast against and 1,125 held in abstention with respect to the appointment of Coopers & Lybrand as independent auditors.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  Exhibits:
                       11.1 Computations of Net Income per share of Common Stock
                       27.1 Financial Data Schedule

                  (b)  Reports on Form 8-K:
                       During the registrant's fiscal quarter ended June 30, 1997, registrant was not required to and did not file any reports on Form 8-K.

                          MEDIC COMPUTER SYSTEMS, INC.
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MEDIC COMPUTER SYSTEMS, INC.




DATED: August 13, 1997              ------------------------------------------
                                    Luanne L. Roth
                                    Vice-President and Chief Financial Officer
                                    (Duly Authorized Officer and Principal
                                    Financial and Accounting Officer)