Form 10-Q
period 1997-09-30
MEDIC COMPUTER SYSTEMS INC
filed 1997-11-13
CIK 885378

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period _______________  to __________________

Commission file number 0-20183

                          Medic Computer Systems, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                North Carolina                               56-1306083
---------------------------------------------          ----------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
              or  organization)                        Identification Number)

                8601 Six Forks Road, Suite 300, Raleigh, NC 27615
--------------------------------------------------------------------------------
               (Address of principal executive offices, zip code)

                                 (919) 847-8102
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes   |X|     No  |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                      Number Outstanding             Date
-----                      ------------------             ----
Common Stock                   25,890,505            November 7, 1997
$.01 par value

                          MEDIC COMPUTER SYSTEMS, INC.

                               INDEX TO FORM 10-Q


                                                                      Pages
                                                                      -----
Part I.     FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements:

            Balance Sheets as of September 30, 1997
            (Unaudited) and December 31, 1996                            3

            Statements of Operations for the three
            months and nine months ended September 30,
            1997 and 1996 (Unaudited)                                    4

            Statements of Cash Flows for the nine months
            ended September 30, 1997 and 1996 (Unaudited)                5

            Notes to Financial Statements                              6-9


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      10-16

Part II.    OTHER INFORMATION.

Item 6.     Exhibits and Reports on Form 8-K                            17

SIGNATURES                                                              18

                          MEDIC COMPUTER SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                      September 30, December 31,
                                                           1997         1996
                                                           ----         ----
ASSETS                                                 (unaudited)
Current assets:
  Cash and cash equivalents                             $ 42,942     $ 25,557
  Short-term investments                                  31,926       32,852
  Accounts receivable, trade, net                         56,227       54,737
  Inventories and maintenance parts                       12,710       13,778
  Prepaid expenses                                         5,799        4,968
  Other current assets                                     1,208        1,006
  Deferred income tax benefit                              2,935        2,886
--------------------------------------------------------------------------------
     Total current assets                                153,747      135,784

Property and equipment, at cost, net                      12,770       10,099
Intangible assets, at cost, net                           17,469       18,798
Other assets                                                  57           55
--------------------------------------------------------------------------------
     Total assets                                       $184,043     $164,736
================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term note                     $  1,418     $  1,575
  Accounts payable, trade                                  9,517       10,013
  Customer deposits and deferred maintenance revenue      11,561       11,340
  Income taxes payable                                     2,746        1,131
  Accrued expenses:
     Commissions                                           1,788        2,213
     Compensation and related items                        5,145        4,915
     Other                                                 2,759        2,839
--------------------------------------------------------------------------------
     Total current liabilities                            34,934       34,026

Long-term note, less current portion                         258        1,418
Other long-term liabilities                                   81           82
--------------------------------------------------------------------------------

Shareholders' equity:
Common Stock, $.01 par value; 40,000,000 shares
authorized; 25,785,717 and 24,441,470 shares
issued and outstanding in 1997 and 1996, respectively        258          244
Additional paid-in capital                                72,825       70,797
Retained earnings                                         75,687       58,169
--------------------------------------------------------------------------------
                                                         148,770      129,210
--------------------------------------------------------------------------------
  Total liabilities and shareholders' equity            $184,043     $164,736
================================================================================
The accompanying notes are an integral part of the financial statements.

                          MEDIC COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (in thousands, except share data)

                                            --------------------------------------------------------------
                                                   Three Months Ended               Nine Months Ended
                                            --------------------------------------------------------------
                                            September 30,    September 30,    September 30,  September 30,
                                                 1997             1996             1997           1996
                                                 ----             ----             ----           ----
NET REVENUES:
Systems                                     $    28,802      $    24,373      $    76,435      $    65,861
Maintenance, forms and other services            32,666           25,699           92,820           72,169
----------------------------------------------------------------------------------------------------------
  Total net revenues                             61,468           50,072          169,255          138,030
==========================================================================================================

COST OF REVENUES:
Systems                                          17,585           14,625           48,196           39,513
Maintenance, forms and other                     19,293           15,768           55,497           43,609
services
----------------------------------------------------------------------------------------------------------
  Total cost of revenues                         36,878           30,393          103,693           83,122
----------------------------------------------------------------------------------------------------------
    Gross margin                                 24,590           19,679           65,562           54,908
==========================================================================================================

OPERATING EXPENSES:
Sales and marketing                               6,024            4,512           16,824           12,909
Research and development                          3,625            2,602           11,079            7,395
General and administrative                        3,546            2,584           11,032            7,446
Amortization of intangible assets                   443              442            1,329            1,334
----------------------------------------------------------------------------------------------------------
  Total operating expenses                       13,638           10,140           40,264           29,084
==========================================================================================================
    Income from operations                       10,952            9,539           25,298           25,824
==========================================================================================================

Other income:
Interest income, net                                922              481            2,251            1,599
----------------------------------------------------------------------------------------------------------
    Income before income taxes                   11,874           10,020           27,549           27,423
----------------------------------------------------------------------------------------------------------
Provision for income taxes                        4,597            3,934           10,971           10,254
----------------------------------------------------------------------------------------------------------

Net income                                  $     7,277      $     6,086      $    16,578      $    17,169
==========================================================================================================
Pro forma data:
  Income before pro forma income
     tax provision                          $     7,277      $     6,086      $    16,578      $    17,169
  Pro forma income tax expense for
     the periods prior to May 31, 1996                0                0                0              489
----------------------------------------------------------------------------------------------------------
Pro forma net income                        $     7,277      $     6,086      $    16,578      $    16,680
==========================================================================================================
Pro forma earnings per share:
     Net income per share                   $      0.28      $      0.25      $      0.64      $      0.67
==========================================================================================================
Pro forma weighted average
  common shares and equivalents used
  in computing net income per share          26,275,946       24,815,880       25,878,710       24,786,994
==========================================================================================================

The accompanying notes are an integral part of the financial statements.

                          MEDIC COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                       -----------------  -----------------
                                                       Nine Months Ended  Nine Months Ended
                                                       -----------------  -----------------
                                                           September 30,    September 30,
                                                                1997            1996
                                                                ----            ----
Cash flows from operating activities:
Net income                                                   $ 16,578       $ 17,169
Adjustments to reconcile net income to net
   cash provided by operating activities:
Depreciation and amortization of property and equipment         2,576          1,740
Amortization of intangibles                                     1,329          1,334
Deferred income taxes                                             (49)           260
Accounts receivable, trade (net)                                   55        (10,998)
Inventories and maintenance parts                               1,133            805
Prepaid expenses and other current assets                        (351)           543
Other assets                                                     (198)            23
Accounts payable, trade                                          (741)         2,659
Customer deposits and deferred maintenance revenue               (695)        (4,273)
Income taxes payable                                            1,429           (706)
Accrued expenses                                               (1,418)         1,809
Tax benefits from stock options exercised                         270          1,043
Payments on long-term note                                     (1,317)        (1,289)
Other long-term liabilities                                        (1)           (55)
-------------------------------------------------------------------------------------
Net cash provided by operating activities                      18,600         10,064
=====================================================================================
Cash flows from investing activities:
Purchases of short-term investments                           (36,038)       (22,597)
Proceeds from the sale of short-term investments               36,963         18,391
Payments for purchases of property and equipment               (3,846)        (3,918)
Cash acquired, net of payments for acquisitions                 1,001            (95)
-------------------------------------------------------------------------------------
Net cash used in investing activities                          (1,920)        (8,219)
=====================================================================================
Cash flows from financing activities:
  Proceeds from issuance of common stock                          705            334
  Distributions to shareholders                                    --         (1,475)
Cash acquired, net of payments for acquisitions                    --         (1,264)
-------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities               705         (2,405)
=====================================================================================
   Net change in cash and cash equivalents                     17,385           (560)
Cash and cash equivalents:
   Beginning of period                                         25,557         38,935
-------------------------------------------------------------------------------------
   End of period                                             $ 42,942       $ 38,375
=====================================================================================
Cash paid for interest and income taxes
was as follows:
   Interest                                                  $     --       $     13
=====================================================================================
   Income taxes                                              $  8,979       $  9,141
=====================================================================================

The accompanying notes are an integral part of the financial statements.

                          MEDIC COMPUTER SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997 and for all periods presented have been made. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, but the Company believes that the disclosures made are adequate to make the information presented not misleading. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Results for interim periods are not necessarily indicative of the results for any other interim period or for the full fiscal year.

2. MERGER AGREEMENT

Medic signed a merger agreement on September 4, 1997 with Misys plc, the UK's largest independent applications software products group, whereby Misys would acquire Medic for $35 per share in cash, or an aggregate of approximately $923 million. The merger proposal has already gained Misys shareholder approval, and Misys has arranged sufficient financing to consummate the acquisition subject only to customary loan conditions. The Federal Trade Commission has granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act with respect to the acquisition. The proposed merger will be presented for approval to Medic shareholders on November 24, 1997. As previously indicated, the transaction remains subject to a number of other customary closing conditions, and there can be no assurance that the merger will occur by such time, or at all.

3. NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires the disclosre of an amount that represents total comprehensive income and the components of comprehensive income in a financial statement. This pronouncement is effective for fiscal years beginning after December 15, 1997, and is not expected to have a material impact on the Company's financial statements.

In June 1997, the Financial Accounting Standards Board also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for determining an entity's operating segments and the type and level of financial information to be disclosed in both annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This pronouncement is effective for periods beginning after December 15, 1997, and is not expected to have a material impact on the Company's financial statements.

4. BUSINESS COMBINATIONS

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

5. INVENTORIES AND MAINTENANCE PARTS

Inventories consisted of the following (in thousands):

                                                          September 30,    December 31,
                                                              1997             1996
                                                              ----             ----
                                                           (unaudited)
New and used computer hardware and parts                    $ 11,336         $ 12,952
Inventory shipped to customers for which revenue
    recognition criteria had not been met                        779              560
Forms                                                            595              266
                                                            --------         --------
                                                            $ 12,710         $ 13,778
                                                            ========         ========

6. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

                         Amortization    Estimated   September 30,  December 31,
                            Method          Lives        1997         1996
                            ------          -----        ----         ----
                                                      (unaudited)
Excess of purchase
  price over net assets
  acquired and other
  intangible assets      Straight-line     15 years     $ 25,905      $ 25,904

Noncompetition agreement Straight-line      5 years          374           374
                                                        --------      --------
                                                          26,279        26,278
Less accumulated amortization                              8,810         7,480
                                                        --------      --------
                                                        $ 17,469      $ 18,798
                                                        ========      ========

7. INCOME TAXES

The tax provisions for the nine-month periods ended September 30, 1997 and 1996 differ from the statutory U.S. federal income tax rate primarily due to state income taxes, nondeductible amortization of intangible assets, acquisition-related costs and tax-free interest income.

Reconciliation between the "expected" income tax expense rate based on the statutory U.S. federal income tax rate and the actual effective rate of the expense is as follows:

                                                 Nine months ended September 30,
                                                                1997       1996
                                                                ----       ----
Statutory U.S. federal rate                                     35.0%      35.0%
State income taxes, net of federal income tax benefits           4.8        4.8
Research and experimentation tax credits                          --       (0.4)
Pro forma taxes on CompuSystems, an S-Corporation
    prior to May 31, 1996, paid by former shareholders            --       (1.8)
Amortization of intangibles and other permanent
    differences, including acquisition-related expenses           --       (0.2)
                                                                ----       ----
                                                                39.8%      37.4%
                                                                ====       ====

Deferred income taxes result from temporary differences in the recognition of income and expense items for income tax and financial statement purposes. The components of the deferred tax asset as of September 30, 1997 were as follows (in thousands):

                                                         September 30,
                                                             1997
                                                             ----
      Deferred revenue                                     $ 1,265
      Accelerated depreciation                                (348)
      Inventory reserves and/or writedowns                     390
      Inventory spare parts capitalization                     284
      Allowance for bad debts and sales returns and          1,198
      credits
      Accrued bonuses and vacation                             531
      Accrued pension and profit sharing plan                 (473)
      Other                                                     88
                                                           -------
                                                           $ 2,935
                                                           =======

8. REVENUE RECOGNITION

The Company recognizes revenue in accordance with the provisions of AICPA Statement of Position No. 91-1 "Software Revenue Recognition". Revenue from systems sales is recognized upon the installation and testing of the system and completion of the initial customer training for all contracts. Costs of remaining insignificant Company obligations, if any, are accrued as cost of revenues at the time of revenue recognition. Revenue from services is recognized as the services are performed. Revenues related to hardware and software maintenance contracts are recognized ratably over the terms of the contracts. Revenues related to forms and other ancillary products are recognized upon shipment.

9. COMMON STOCK OPTIONS

The Company will adopt SFAS No. 128, "Earnings Per Share", on December 31, 1997, requiring change in its method of computing, presenting and disclosing earnings per share information. Upon adoption, all prior period data presented will be restated to conform to the provisions of SFAS No. 128.

Had SFAS No. 128 been adopted for the period ended September 30, 1997, basic income per common share and diluted income per common share would have been presented as follows (dollars in thousands, except share data):

                                                     Nine Months    Nine Months
                                                     Ended Sept     Ended Sept
                                                      30, 1997       30, 1996
                                                      --------       --------
Basic income per common share:
     Income available to common stockholders         $    16,578   $    16,680
                                                     ===========   ===========

     Weighted average common shares outstanding       25,475,210    24,300,113
                                                     ===========   ===========

     Basic income per common share                   $      0.65   $      0.69
                                                     ===========   ===========

Diluted income per common share:
     Income available to common stockholders         $    16,578   $    16,680
                                                     ===========   ===========

     Weighted average common shares outstanding       25,475,210    24,300,113

     Dilutive effect of stock options                    403,500       488,017
                                                     -----------   -----------

     Total shares                                     25,878,710    24,788,130
                                                     ===========   ===========

     Diluted income per common share                 $      0.64   $      0.67
                                                     ===========   ===========

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

Medic signed a merger agreement on September 4, 1997 with Misys plc, the UK's largest independent applications software products group, whereby Misys would acquire Medic for $35 per share in cash, or an aggregate of approximately $923 million. The merger proposal has already gained Misys shareholder approval, and Misys has arranged sufficient financing to consummate the acquisition subject only to customary loan conditions. The Federal Trade Commission has granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act with respect to the acquisition. The proposed merger will be presented for approval to Medic shareholders on November 24, 1997. As previously indicated, the transaction remains subject to a number of other customary closing conditions, and there can be no assurance that the merger will occur by such time, or at all.

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

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

Total Net Revenues

Total net revenues increased by 22.8% from $50,072,000 during the three months ended September 30, 1996, to $61,468,000 during the three months ended September 30, 1997. Systems sales increased by 18.2% from $24,373,000 during the three months ended September 30, 1996, to $28,802,000 for the three months ended September 30, 1997. Systems sales to new customers increased by 14.8% from $15,659,000 during the three months ended September 30, 1996 to $17,983,000 during the three months ended September 30, 1997, and systems sales to existing customers for upgrades and add-ons increased 24.2% from $8,714,000 in 1996 to $10,819,000 in 1997.

The systems sales backlog increased by 7.5% from $39,278,000 at September 30, 1996, to $42,242,000 at September 30, 1997. The backlog reflects an increase in orders secured primarily during the nine months ended September 30, 1997.

Net revenues from maintenance, forms and other services increased by 27.1% from $25,699,000 for the three months ended September 30, 1996, to $32,666,000 for the three months ended September 30, 1997. This increase was primarily the result of increases in hardware and software maintenance revenues of $2,862,000, in FastBill(SM) revenue of $2,877,000, and in FastClaim(R) revenue of $1,206,000.

Cost of Revenues

Cost of systems sales increased by 20.2% from $14,625,000 for the three months ended September 30, 1996, to $17,585,000 for the three months ended September 30, 1997, due primarily to increased hardware and software costs of $1,194,000 related to increased system sales to existing and new customers, increased +Medic Vision system implementation costs of $1,269,000, and systems costs of $600,000 for companies acquired in 1997. Cost of systems sales increased as a percentage of related revenues from 60.0% for the three months ended September 30, 1996, to 61.1% for the three months ended September 30, 1997, due primarily to higher implementation costs relative to +Medic Vision system sales as compared to the same period in 1996.

Cost of maintenance, forms and other services revenues increased by 22.4% from $15,768,000 for the three months ended September 30, 1996, to $19,293,000 for the three months ended September 30, 1997, due primarily to increased related revenues. Cost of maintenance, forms and other services revenues decreased as a percentage of related revenues from 61.4% for the three months ended September 30, 1996, to 59.1% for the three months ended September 30, 1997, primarily due to increased margins on EDI services and software maintenance and decreased hardware maintenance-related and forms costs as a percentage of the total maintenance, forms and services revenue resulting from lower hardware maintenance and forms revenues as percentages of total maintenance, forms and other services revenues.

The total cost of net revenues decreased as a percentage of total net revenues from 60.7% for the three months ended September 30, 1996, to 60.0% for the three months ended September 30, 1997, due primarily to a higher margins on EDI services and software maintenance revenues as described above.

Sales and Marketing Expenses

Sales and marketing expenses increased by 33.5% from $4,512,000 for the three months ended September 30, 1996, to $6,024,000 for the three months ended September 30, 1997, including increased commissions of $570,000 on sales to new customers and sales and marketing expenses of $526,000 for companies acquired in 1997. Sales and marketing expenses increased as a percentage of net revenues from 9.0% for the three months ended September 30, 1996, to 9.8% for the three months ended September 30, 1997, primarily due to higher sales commission costs on the increased systems sales to new customers, which yields a higher commission expense, and to sales and marketing expenses associated with companies acquired in 1997.

Research and Development

Research and development costs increased by 39.4% from $2,602,000 for the three months ended September 30, 1996, to $3,625,000 for the three months ended September 30, 1997, due primarily to research and development expenses of $513,000 related to companies acquired in 1997, and an increase of $510,000 incurred in the development of new products. Research and development expenses increased as a percentage of net revenues from 5.2% for the three months ended September 30, 1996, to 5.9% for the three months ended September 30, 1997, due primarily to the increased investment in development discussed above. The Company has not capitalized any research and development costs under SFAS No. 86 because the amounts that would be subject to capitalization have not been material.

General and Administrative Expenses

General and administrative expenses increased by 37.2% from $2,584,000 for the three months ended September 30, 1996, to $3,546,000 for the three months ended September 30, 1997, due primarily to general administrative expenses of $508,000 related to companies acquired in 1997 and the overall company growth. General and administrative expenses increased as a percentage of net revenues from 5.2% for the three months ended September 30, 1996, to 5.8% for the three months ended September 30, 1997, due primarily to the relatively higher general and administrative expenses of the acquired companies.

Amortization

Amortization of intangibles remained virtually constant in absolute terms at $442,000 and $443,000 for the three months ended September 30, 1996 and 1997, respectively.

Income from Operations

Income from operations increased by 14.8% from $9,539,000 for the three months ended September 30, 1996, to $10,952,000 for the three months ended September 30, 1997, due to an increase in gross margin of $4,911,000, partially offset by an increase in operating expenses of $3,498,000. Income from operations decreased as a percentage of net revenues from 19.1% for the three months ended September 30, 1996, to 17.8% for the three months ended September 30, 1997, due primarily to higher operating costs as a percentage of revenue as described above.

Other Income

Net interest income increased from $481,000 for the three months ended September 30, 1996, to $922,000 for the three months ended September 30, 1997, due primarily to increased cash invested and short-term investments on-hand.

Provision for Income Taxes

The Company's provision for income taxes increased by 16.9% from $3,934,000, or 39.3% of pretax income for the three months ended September 30, 1996, to $4,597,000, or 38.7% of pretax income for the three months ended September 30, 1997, due primarily to increased pretax income. The decrease in combined income taxes as a percentage of pretax income was due primarily to an increase in favorable permanent differences such as tax-free interest. The tax provision differs from the U.S. statutory federal income tax rate due primarily to state income taxes, nondeductible amortization of intangible assets, acquisition-related expenses and tax-free interest income.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

Total Net Revenues

Total net revenues increased by 22.6% from $138,030,000 during the nine months ended September 30, 1996, to $169,255,000 during the nine months ended September 30, 1997. Systems sales increased by 16.1% from $65,861,000 during the nine months ended September 30, 1996, to $76,435,000 for the nine months ended September 30, 1997. Systems sales to new customers increased by 10.6% from $40,834,000 during the nine months ended September 30, 1996 to $45,173,000 during the nine months ended September 30, 1997, and systems sales to existing customers for upgrades and add-ons increased 24.9% from $25,027,000 in 1996 to $31,262,000 in 1997.

Net revenues from maintenance, forms and other services increased by 28.6% from $72,169,000 for the nine months ended September 30, 1996, to $92,820,000 for the nine months ended September 30, 1997. This increase was primarily the result of increases in hardware and software maintenance revenues of $7,322,000, in FastBill(SM) revenue of $8,714,000, and in FastClaim(R) revenue of $4,245,000.

Cost of Revenues

Cost of systems sales increased by 22.0% from $39,513,000 for the nine months ended September 30, 1996, to $48,196,000 for the nine months ended September 30, 1997, due to increased hardware and software costs of $2,092,000 related to increased system sales to existing and new customers, increased +Medic Vision implementation costs of $4,112,000, systems costs $1,541,000 for companies acquired in 1997 and other increased systems-related costs of $938,000. Cost of systems sales increased as a percentage of related revenues from 60.0% for the nine months ended September 30, 1996, to 63.1% for the nine months ended September 30, 1997, due primarily to higher implementation costs relative to +Medic Vision systems sales as compared to 1996.

Cost of maintenance, forms and other services revenues increased by 27.3% from $43,609,000 for the nine months ended September 30, 1996, to $55,497,000 for the nine months ended September 30, 1997, due primarily to increased related revenues. Cost of maintenance, forms and other services revenues decreased as a percentage of related revenues from 60.4% for the nine months ended September 30, 1996, to 59.8% for the nine months ended September 30, 1997, due primarily to higher margins on EDI services and forms sales partially offset by lower margins on maintenance revenues.

The total cost of net revenues increased as a percentage of total net revenues from 60.2% for the nine months ended September 30, 1996, to 61.3% for the nine months ended September 30, 1997 due primarily to lower margins on systems sales as described above.

Sales and Marketing Expenses

Sales and marketing expenses increased by 30.3% from $12,909,000 for the nine months ended September 30, 1996, to $16,824,000 for the nine months ended September 30, 1997 due primarily to the growth in systems revenues and to the relatively higher sales and marketing expenses in the amount of $1,272,000 for the companies acquired in 1997. Sales and marketing expenses increased as a percentage of net revenues from 9.4% for the nine months ended September 30, 1996, to 9.9% for the nine months ended September 30, 1997, primarily due to the shortfall of systems revenue in the first quarter of 1997 not absorbing fixed sales and marketing costs.

Research and Development

Research and development costs increased by 49.8% from $7,395,000 for the nine months ended September 30, 1996, to $11,079,000 for the nine months ended September 30, 1997, due primarily to research and development expenses of $1,233,000 related to companies acquired in 1997, and an increase of $2,451,000 incurred in the development of new products. Research and development expenses increased as a percentage of net revenues from 5.4% for the nine months ended September 30, 1996, to 6.5% for the nine months ended September 30, 1997, due primarily to the increased development investment discussed above. The Company has not capitalized any research and development costs under SFAS No. 86 because the amounts that would be subject to capitalization have not been material.

General and Administrative Expenses

General and administrative expenses increased by 48.2% from $7,446,000 for the nine months ended September 30, 1996, to $11,032,000 for the nine months ended September 30, 1997, including non-recurring expenses of $1,079,000 incurred in connection with the acquisitions of HCIS and CBSI in 1997, and including non-recurring expenses of $243,000 incurred in connection with the acquisition of CompuSystems in 1996. Excluding these non-recurring expenses, general and administrative expenses increased by 38.2%, due primarily to the overall company growth, including $1,667,000 related to the acquired companies. General and administrative expenses including non-recurring expenses increased as a percentage of net revenues from 5.4% for the nine months ended September 30, 1996, to 6.5% for the nine months ended September 30, 1997. Excluding these non-recurring expenses, general and administrative expenses increased as a percentage of net revenues from 5.2% for the nine months ended September 30, 1996, to 5.9% for the nine months ended September 30, 1997, due primarily to higher fixed costs relative to lower systems revenues and to the relatively higher general and administrative expenses of the acquired companies.

Amortization

Amortization of intangibles remained relatively constant in absolute terms at $1,334,000 for the nine months ended September 30, 1996, and $1,329,000 for the nine months ended September 30, 1997.

Income from Operations

Income from operations decreased by 2.0% from $25,824,000 for the nine months ended September 30, 1996, to $25,298,000 for the nine months ended September 30, 1997, due primarily to the shortfall of systems revenue in the first quarter of 1997 and an increase in operating expenses of $11,180,000, including the non-recurring expenses of $1,079,000 and $243,000 in 1997 and 1996, respectively. Excluding the non-recurring expenses, income from operations increased by 1.2%. Income from operations decreased as a percentage of net revenues from 18.7% for the nine months ended September 30, 1996, to 14.9% for the nine months ended September 30, 1997. Excluding the non-recurring expenses, income from operations decreased as a percentage of net revenues from 18.9% for the nine months ended September 30, 1996, to 15.6% for the nine months ended September 30, 1997.

Other Income

Net interest income increased from $1,599,000 for the nine months ended September 30, 1996, to $2,251,000 for the nine months ended September 30, 1997, due primarily to increased cash invested and short-term investments on-hand.

Provision for Income Taxes

The Company's combined actual and pro forma provision for income taxes increased in absolute terms by 2.1% from $10,743,000, or 39.2% of pretax income, for the nine months ended September 30, 1996, to $10,971,000, or 39.8% of pretax income, for the nine months ended September 30, 1997, due primarily to increased pretax income. The increase in income taxes as a percentage of pretax income was due primarily to the increase in nondeductible expenses, including acquisition-related expenses, partially offset by the increase in tax-free interest income as a percentage of pretax income. The combined actual and pro forma tax provisions differ from the U.S. statutory federal income tax rate due primarily to state income taxes, nondeductible amortization of intangible assets, acquisition-related expenses and tax-free interest income.

Liquidity and Capital Resources

The Company has funded its operations over the nine months ended September 30, 1997 primarily through cash on-hand and cash flow from operations. At September 30, 1997, the Company had cash and cash equivalents equal to $42,942,000 and a working capital position in the amount of $118,813,000.

The Company currently has a $10,000,000 uncommitted line of credit with Wachovia Bank of North Carolina, N.A. At September 30, 1997, there were no borrowings outstanding under this line.

The Company's balance of cash and cash equivalents increased by 68.0% from $25,557,000 at December 31, 1996 to $42,942,000 at September 30, 1997, due to
cash flow from operations of $18,600,000, sales of short term investments of $36,963,000, proceeds from issuance of Common Stock of $705,000 and net cash acquired of $1,001,000. Cash was used primarily for purchases of fixed assets in the amount of $3,846,000 and purchases of short term investments of $36,038,000.

The Company's accounts receivable balance increased by 2.7% from $54,737,000 at December 31, 1996, to $56,227,000 at September 30, 1997, primarily as a result of the increase in revenues partially offset by increased cash collections in 1997. The Company's customer base continues to expand from predominately small group medical practices to larger, consolidated physician practices, hospital organizations, affiliated physician networks and management services organizations. Selected larger customers have been extended longer payment terms to more closely match the time required by the customers to integrate the larger practice management systems throughout their organizations after the installation of the system. The Company has increased the reserve for doubtful accounts 42.2% from $3,198,000 at December 31, 1996 to $4,547,000 at September 30, 1997, including reserves in the amount of $452,000 for recent acquisitions. The allowance for doubtful accounts is an estimate and may increase or decrease in the future according to varying conditions in the general economy or the Company's customer base. Days Sales Outstanding decreased from 93 days at December 31, 1996 to 83 days at September 30, 1997. Management continues to invest in systems and personnel to better manage working capital, including accounts receivable.

Prepaid expenses increased by 16.7% from $4,968,000 at December 31, 1996, to $5,799,000 at September 30, 1997, due primarily to payments for supplies and materials associated with FastBill(SM) revenues. Property and equipment increased by 26.4% from $10,099,000 at December 31, 1996, to $12,770,000 at
September 30, 1997, due primarily to the purchase of computer equipment for use in various departments and the acquisition of real property at a cost of $1,892,000 in the CBSI transaction.

Accounts payable decreased by 5.0%, from $10,013,000 at December 31, 1996, to $9,517,000 at September 30, 1997, due primarily to the timing of payments for purchases.

Customer deposits and deferred revenue increased by 1.9% from $11,340,000 at December 31, 1996, to $11,561,000 at September 30, 1997, due to decreases in customer deposits of $211,000, offset by an increase in deferred maintenance billings of $432,000.

Income taxes payable increased by 142.8% from $1,131,000 at December 31, 1996, to $2,746,000 at September 30, 1997, due primarily to the timing of estimated payments.

Accrued commissions decreased by 19.2% from $2,213,000 at December 31, 1996, to $1,788,000 at September 30, 1997, due primarily to commissions being paid out consistent with the collection activity in accounts receivable.

Accrued compensation and related items increased 4.7% from $4,915,000 at December 31, 1996, to $5,145,000 at September 30, 1997, due primarily to increases in accrued vacation of $667,000 and employee stock plan withholdings of $209,000, partially offset by the net decreases in accrued bonuses of $389,000 and profit-sharing of $292,000 at December 31, 1996.

The Company's capital expenditures decreased from $3,918,000 during the nine months ended September 30, 1996, to $3,846,000 during the nine months ended September 30, 1997 due primarily to the purchase of computer equipment and software to enhance management information systems in 1996. The Company believes that cash generated from operations, proceeds from the issuance of common stock, and cash available under the revolving credit facility will be sufficient to meet its cash and capital requirements for the immediate foreseeable future.

From time to time, the Company has been contacted by or has made contact with third parties who represent potential acquisition candidates that would help facilitate the Company's growth strategy. Depending upon the cash requirements of a potential transaction, the Company may finance the transaction through its cash flow from operations or may raise additional funds by pursuing various financing vehicles such as additional bank financing or one or more additional public offerings or private placements of the Company's securities. However, there can be no assurance that any such transactions will occur, that the funds to finance any such acquisition will be available on reasonable terms or at all, or that the consummation of such transactions will not adversely affect the Company's cash balances and capital requirements.

The Company believes that inflation has not had a significant impact on the Company's results of operations to date.

                           PART II - OTHER INFORMATION

ITEM 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits:

                  11.1   Computations of Net Income per share of Common Stock

                  27.1   Financial Data Schedule

            (b)   Reports on Form 8-K:

                  During the registrant's fiscal quarter ended September 30, 1997, registrant filed the following current Reports on Form 8-K:

                  September 8, 1997 - Pursuant to Item 5 of Form 8-K reporting the execution of a definitive merger agreement to be acquired by Misys.

                  September 17 and 22, 1997 - Pursuant to Item 5 of Form 8-K filing the text of press releases relating to timing of the proposed acquisition by Misys.

                          MEDIC COMPUTER SYSTEMS, INC.
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        MEDIC COMPUTER SYSTEMS, INC.


DATED:      November 13, 1997

                        -----------------------------------------------------
                        Luanne L. Roth
                        Vice-President and Chief Financial Officer
                        (Duly Authorized Officer and Principal Financial and Accounting Officer)